Form 10KSB
period 2002-12-31
AMERICAN LIFE HOLDING CO INC
filed 2003-03-28
CIK 1187449

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT
         OF 1934

                  For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________ to _________

                        Commission file number 000-50196

                      American Life Holding Company, Inc. S
                      -------------------------------------
                (Name of small business issuer in its charter) S


          Florida                                        52-2177342
          -------                                        ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

           4823 Old Kingston Pike
           Suite 125
           Knoxville, Tennessee                                    37919
           ---------------------                                 --------
           (Address of principal executive offices)             (Zip Code)

Issuer's telephone number   865-588-8228
                            ------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
     None                                         not applicable

Securities registered under Section 12(g) of the Exchange Act:

                                  common stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $644,918 for the 12 months ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold is $304,235.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 28, 2003, 391,449 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

Transitional Small Business Disclosure Form (check one):  Yes [ ]   No [X]


                                                 TABLE OF CONTENTS
                                                                                                        PAGE
PART I

Item 1.        Description of Business.....................................................................1
Item 2.        Description of Property....................................................................19
Item 3.        Legal Proceedings..........................................................................20
Item 4.        Submission of Matters to a Vote of Security Holders........................................20

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters...................................20
Item 6.        Management's Discussion and Analysis or Plan of Operation..................................23
Item 7.        Financial Statements.......................................................................29
Item 8.        Changes In and Disagreements With Accountants on Accounting and
               Financial Disclosure ......................................................................29

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..........................................30
Item 10.       Executive Compensation.....................................................................32
Item 11.       Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters............................................................... 35
Item 12.       Certain Relationships and Related Transactions.............................................37
Item 13.       Exhibits and Reports on Form 8-K.......................................................... 39
Item 14.       Controls and Procedures....................................................................39

           When used in this annual report, the terms "American Life Holding," " we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, the American Life and Annuity Company, Inc. , a Tennessee corporation. When used in this annual report, the term "American Life" refers to our subsidiary.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

           Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OUR BUSINESS

           We are a reinsurer of single premium deferred annuity and flexible premium deferred annuity contracts for tax qualified and non-qualified investments. The annuity contracts which we reinsure are subject to discretionary surrender or withdrawal by our customers. These policies and contracts represent assumed reinsurance with Allianz Life Insurance Company of North America and Hannover Life Reassurance Company of America. When an insurance company agrees to assume the insurance risk of another insurance company, this transfer of liability is known as assumed reinsurance. The assuming insurance company, or the reinsurer, puts its assets at risk for the opportunity to participate in the earnings of the assumed policies. Under our arrangement with these companies, we accepted a portion of the liability under these annuity policies and in return received a proportionate amount of the asset of those policies. On our behalf these companies invest premiums and deposits to provide cash flow that we use to fund future benefits and expenses.

           When the policies are sold by the insurance company, the purchasers of those policies pay for the policy on the front end, and depending upon the policy purchased, are either guaranteed a fixed or variable return over the life of the policy. Our total revenues include revenues generated from investment income which are handled on a funds withheld basis by Allianz Life or Hannover Life Reassurance Company of America. When an insurance company holds the assets of another insurance company, and the revenues generated by those assets, those assets and revenues are held on a "funds withheld basis." Generally, a larger insurance company, such as Allianz Life or Hannover Life, will hold the assets for smaller, less creditworthy insurance company, such as ours. This arrangement allows the smaller company to participate in reinsurance transactions and also permits it to participate in the larger insurance company's bond selection and portfolio management.

           Under our agreements with Allianz Life and Hannover Life, we pay our pro-rata share of the acquisition costs of the annuity contracts and put the assets, represented by the ceded portion of the annuity contracts, at risk. If the gross investment income from these assets is not sufficient to pay the guaranteed return, we are at risk for the difference. In turn, any surplus between these two amounts represents investment spread to us.

           When we acquire an annuity contract from the ceding company, the amount of the liability which appears on our financial statements equals the face amount of the annuity contract acquired. The corresponding asset is equal to the total of the amount of the invested funds held by the ceding company and the deferred acquisition cost paid to the ceding insurance company, which is typically 5% to 7% of the contract amount. For example, if we acquire a block of annuity contracts which represent $1,000,000 in the face amount of the contracts and we agree to pay a 5% deferred acquisition cost, we book a liability of $1,000,000, which is reflected as contract holder deposits on our balance sheet, and a total of $1,000,000 of assets on our balance sheet. These assets include $950,000 in funds withheld at interest subject to restrictions and $50,000 unamortized policy acquisition cost.

           When we acquire an annuity contract, we defer a portion of the related acquisition costs by establishing a deferred acquisition cost asset on our balance sheet. This asset is amortized over the expected term of the acquired annuity contract based on certain assumptions related to the contract. To the extent surrender, withdrawal or recapture activity is greater than we assumed, we may incur a non-cash charge to write down the deferred acquisition costs asset, which may be partially offset by recapture of agents' commissions and/or surrender charges.

           Although we are licensed by the State of Tennessee to accept life, health and annuity insurance risks on either a primary or reinsurance basis, our operations have historically been limited to assuming a ceded portion of liabilities under annuity policies which have been issued by Allianz Life. We currently reinsure single premium and flexible premium fixed annuity contracts. Under the terms of these contracts, the contract holders can terminate the contract at any time. We are then required to return the principal together with any accrued but unpaid interest to the contract holder. Because we have incurred costs in acquiring these annuity contracts, the annuity contracts impose penalties against interest and we may recapture agents' commissions to offset contract termination costs in the initial policy years. The penalties are calculated in advance of the initial policy sale and are sufficient to cover the acquisition costs.

           We have acquired all of our existing business from Allianz Life or Hannover Life. These contracts were primarily sold by those companies under Allianz Life's Ultima Annuity System, a personal computer application that produced point of sale illustrations for over 1700 annuity contracts and included a comprehensive personal computer based network to support the initial issuance and ongoing administration of these annuity contracts. In 2001 Allianz Life discontinued this program based upon an internal refocus of its marketing efforts.

           As discussed elsewhere in this annual report, we do not have sufficient capital and surplus to purchase additional blocks of reinsurance risk. We believe that once we have additional capital and surplus available to us that we will have no difficulty purchasing additional reinsurance blocks in the secondary market should we make the determination to do so. While there is no assurance that our company will be able to purchase any suitable blocks of reinsurance risks in the future, we have contacts with a number of intermediaries and brokers who have indicated that they will seek to find blocks of reinsurance risks for us to purchase.

           If potentially suitable blocks of reinsurance are located, and assuming we have additional capital and surplus available to us, of which there is no guarantee, our management with the assistance of our actuary will test these blocks of risk to determine if they have acceptable levels of profit. If we find blocks of risk which exhibit acceptable levels of profit, we may agree to purchase or reinsure these blocks of risk. Purchase prices on blocks we will consider will generally not be less than $500,000 or greater than $5 million.

           In addition to, or as an alternative to, purchasing additional reinsurance blocks, we may expand our operations into additional areas during fiscal 2003. As discussed elsewhere in this annual report under Item 6. Management's Discussion and Analysis or Plan of Operation, our investment income for fiscal 2002 was less than expected due in part to the continuation of historically low interest rates and the generally stagnant U.S. stock market. Our American Life subsidiary is currently licensed by the State of Tennessee to accept life, health and annuity insurance risks on either a primary or reinsurance basis which permits us to expand our current insurance operations beyond the reinsurance of annuity contracts. We may also consider expanding our operations into other synergistic areas which can increase our revenues and provide a better return on our existing capital.

REINSURANCE OPERATIONS IN GENERAL

           Reinsurance is the business in which a reinsuror agrees to indemnify a primary or "ceding" insuror against all or part of the risks assumed by the primary insuror under a policy or policies it has issued. Among its benefits, reinsurance offers primary insurors the opportunity to increase underwriting capacity, write larger individual risks, reduce financial leverage, stabilize operating results, enter new markets with shared underwriting risk, protect against catastrophic losses and obtain consultative underwriting and risk management services.

           Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insuror, while facultative reinsurance involves underwriting of individual risks. Pro rata, or proportional reinsurance, describes all forms of reinsurance in which the reinsuror shares in a proportional part of the original premiums and losses of the business ceded by the primary company. Excess, or non-proportional reinsurance, refers to reinsurance which indemnifies the primary company for that portion of the loss that exceeds an agreed-upon amount of "retention."

           The reinsurance industry's overall profitability has historically been subject to cyclicality, principally due to the insurance industry's underwriting cycle, overall economic conditions, investment returns, industry capital levels and insured catastrophic events. The reinsurance industry, both domestically and globally, has recently experienced consolidation, as reinsurors seek to expand their markets, obtain critical mass in certain markets and further diversify their risks. In addition, there has been a shift in recent years in primary insurors, reinsurance purchases toward better capitalized and more creditworthy reinsurors.

FIXED RATE ANNUITY PRODUCTS

           Many life insurance companies and other insurors issue fixed rate annuities similar to those reinsured by our company. Purchasers of an annuity generally pay a lump sum premium to the insurance company issuing the annuity. The annuity contract provides that the premium will accumulate interest at a fixed or guaranteed rate. The interest accrues tax free until the owner of the annuity makes withdrawals. The annuity contract provides that a death benefit is paid if the owner dies before annuity payments commence. A commission is normally paid to the agency or agent selling an annuity. Average commissions can range from 5% to 8% of the total premium paid for the annuity. The balance of the premium is invested by the issuer of the annuity. The issuer of the annuity bears all investment risk, since the annuity contract guarantees a fixed rate of interest to the purchaser of the annuity. The issuer of the annuity protects against interest rate risk by purchasing fixed rate investments with the annuity premium. The investments are generally high grade corporate and government bonds. These investments normally have an interest rate payable to the issuer which exceeds the guaranteed or contract rate in the annuity contract by between 1% and 2.50%. This is possible since the annuity contract guaranteed rate is a tax-deferred rate. Purchasers will therefore accept a lower rate guarantee in the annuity than they would if they were purchasing a similar fixed rate investment which was taxable.

           The difference between the guaranteed rate in an annuity contract and the rate obtained by the issuer of the annuity on its investments is generally considered to be the "spread" on the annuity contract. Issuers of annuities collect large amounts of premiums and then invest the premiums in large blocks of corporate and government fixed rate bonds. These investments generally have a maturity similar to the underlying maturity of the annuity contracts which generated the premiums involved. The "spread" on these investments represents the issuer's profit from the transaction. The "spread" is earned annually, since most annuities are multi-year contracts.

           There are certain risks, however, associated with the investment of the premiums in the bond market. Potential bond defaults present a major concern. Defaults on bonds in which the insurance company's assets and premiums are invested represent a reduction in any insurance company's ability to acquire and retain insurance premiums - a source of revenue for the company. Since these companies earn interest from the premiums, any reduction in the company's ability to retain premiums lowers the profit of the company. Bond defaults can also represent a decrease in the insurance company's capital and surplus accounts, and the additional loss of earned interest income associated with the defaulted bonds. Many insurance companies, such as ours, seek to lower this risk by investing only in high grade corporate and government bonds.

           When a reinsuror like our company agrees to reinsure a portion of a fixed-rate annuity contract, it assumes a proportionate risk on the underlying contract. Nonetheless, it also owns a portion of the premiums which have been invested in the fixed-rate securities. It is therefore generally protected from interest rate risk, since the fixed-rate investments normally have a term to maturity equivalent to the underlying annuity contract and generally bear a fixed interest rate higher than the guaranteed rate in the underlying annuity contract.

REINSURANCE TREATIES

           We are a party to reinsurance treaties, or contracts, with Allianz Life, the North American representative of one of the 10 largest insurance organizations in the world, and Hannover Life Reassurance Company of America. Under these agreements, the reinsured ceded to us 15% of its liability under certain annuity policies, not to exceed the State of Tennessee's statutory limit based upon our then available capital and surplus. The reinsurance is facilitated through a funds withheld co-insurance agreement wherein Allianz Life or Hannover Life (depending upon where we acquired the policies) withholds the portion of the annuity funds which are to be reinsured by us and invests them in fixed-rate investments on our behalf. While these funds are maintained and invested by Allianz Life or Hannover Life, they are our assets. These funds are invested in fixed-rate products such as investment grade corporate and government bonds which will guarantee a return to us which exceed the interest rate payable on the underlying fixed-rate annuity contract. In general, the difference or spread between the invested funds and the underlying annuity contract ranged from 3.83% to 6.90% for the fiscal years ended December 31, 2002 and 2001 and from 4.40% to 7.05% for the fiscal year ended December 31, 2000. For the years ended December 31, 2002 and 2001, we earned $514,408 and $306,868 (approximate yields of 5.9% and 6.1% before ceding allowances), respectively, on the funds withheld under our coinsurance agreements. Amounts credited to contract holders totaled $491,455 and $239,339 for 2002 and 2001 with an average crediting rate to contract holders of 4.9% for both periods. Individual crediting rates ranged from 3.83% to 6.90% for 2002 and 4.40% to 6.90% for 2001.

           As indicated previously, these reinsurance treaties are done on a "funds withheld coinsurance basis." Under this approach, the appropriate share of premiums on each annuity is invested by Allianz Life or Hannover Life on our behalf in investment grade fixed-income securities. This portion of the premiums is held in an account on our behalf and Allianz Life or Hannover Life actually establishes a liability on its books for the amounts of investments owned by us and the balance in our funds withheld account is adjusted by the reinsured on a monthly basis. The monthly adjustment is computed by deducting the total amount of the statutory reserves on the last day of the preceding month on the portions of the policies subject to the reinsurance agreement from the total amount of the statutory reserves on the last day of the current month on the portions of the policies reinsured thereunder. The reinsured also credits investment income to us monthly on that portion of the investments subject to the agreement. We carry the portion of the securities held on our behalf by Allianz Life or Hannover Life as an asset on our financial books and records.

           We entered into the agreement with Allianz Life effective December 1, 1996. We reimburse Allianz Life for certain acquisition costs incurred by it related to the policies we reinsure, including commissions ranging from 2.25% to 7.25% depending upon the type of policy written, together with administrative allowances in amounts ranging from 0.85% for the first $25,000,000 of premiums collected to 0.625% for all premium collected in excess of $50,000,000. These amounts are reflected on our balance sheet as "Deferred acquisition costs" and are expensed by us over the life of the annuity contracts. We pay Allianz Life a ceding allowance of 60 basis points on the earned income for the $6.5 million block of annuity contracts we acquired in October 2001. We also reimburse Allianz Life for any state premium taxes or any state guaranty fund assessments which it may be required to pay on that portion of the annuity contracts reinsured by us. This agreement can be terminated by either party upon 90 days prior written notice with respect to reinsurance not yet in place. After any termination of the agreement, we will still remain responsible on all reinsurance placed under the agreement until the termination or expiry of the insurance reinsured. Allianz may also terminate this agreement upon 90 days written notice with respect to policies which have attained the fifteenth or any subsequent anniversary of having been reinsured under the agreement.

           We entered into the agreement with Hannover Life effective April 1, 1998. Under the terms of this agreement, we pay Hannover Life a commission of 6.25% related to the annuity contracts we reinsure. We also pay it an administrative allowance on those annuity contracts which includes an acquisition allowance ranging from 0.55% for the first $20,000,000 of premiums collected up to 0.35% for all premiums collected in excess of $200,000,000, a maintenance allowance ranging from zero to 0.0075% of the amount of the policy and a override allowance of 0.0125% of the amount of the policy. As with the fees and expenses paid to Allianz Life, these amounts are reflected on our balance sheet as "Deferred acquisition costs" and expensed by us over the life of the annuity contract. This agreement can be terminated by either party upon 30 days prior written notice with respect to reinsurance not yet in place. After any termination of the agreement, we will still remain responsible on all reinsurance placed under the agreement until the termination or expiration of the insurance reinsured, unless Hannover recaptures the reinsured policies.

COMPETITION

           There are virtually no barriers to entry to reinsurance industry and competitors may be domestic or foreign, licensed or unlicensed. We compete with a number of other reinsurance companies, including:

           *          Vesta Insurance Group,
           *          Americo Life Group,
           *          Central United Group,
           *          Independence Holding Group,
           *          London Life Reinsurance Company,
           *          Standard Management Group,
           *          Swiss Reinsurance Group, and
           *          NGL Insurance Group.

           Reinsurors compete on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, terms and conditions. The majority of our competitors have greater access to capital, longer operating histories, and a more substantial infrastructure. We cannot guarantee you that we will ever effectively compete within our industry segment.

GOVERNMENT REGULATION

           Our American Life subsidiary is subject to regulations of the State of Tennessee, the jurisdiction in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. None of these requirements apply to American Life Holding. As set forth below, the minimum capital requirements in the State of Tennessee are $1,000,00 in capital plus $1,000,000 in surplus and at each of December 31, 2002 and 2001 American Life's capital and surplus exceeded these minimum amounts. Under the insurance laws of the State of Tennessee, our American Life subsidiary cannot pay dividends nor make distributions without the prior approval of the Tennessee Insurance Department. American Life has never paid any dividends nor made any distributions since inception and we do not anticipate that it will ever seek the approval of the Tennessee Insurance Department to do so. Intercompany transactions between American Life and American Life Holding are subject to the following standards:

           *          the terms must be fair and reasonable;
           *          charges or fees for services performed must be reasonable;
           * expenses incurred and payment received which is allocated to American Life must be in conformity with customary insurance practices;
           * the books, accounts and records of each party to all transactions must be maintained so as to clearly and accurately disclose the nature and details of the transactions, including accounting information to support the reasonableness of the charges or fees; and
           * American Life's surplus as regards to policyholders following any dividends or distributions to shareholder affiliates must be reasonable in relation to its outstanding liabilities and adequate to its financial needs. However, as set forth above, we do not foresee that American Life will ever pay any dividends or make any distributions.

           In addition, in the event American Life should wish to enter into certain intercompany transactions described below, it must notify the Tennessee Insurance Department at least 30 days prior to the expected date of the transaction(s) and providing the State Insurance Commissioner does not disapprove of such transaction(s) within this 30 day period, it is then free to consummate such transaction(s). The types of intercompany transactions which fall into this notification process include:

           * sales, purchases, exchanges, loans, extensions of credit, guarantees or investments if such transactions equal or exceed 3% of American Life's admitted assets or 25% of its surplus;
           * loans or extensions of credit to any person who is not an affiliate if American Life makes the loan or extensions of credit with the understanding that the proceeds of the transactions will be used to make loans or extensions of credit to, to purchase assets of, or to make investments in, any affiliate of American Life if such transactions equal or exceeds 3% of American Life's admitted assets or 25% of its surplus;
           * reinsurance agreements in which the reinsurance premium or a change in American Life's liabilities equals or exceeds 5% of its surplus;

           * management agreements, service contracts and all cost-sharing arrangements other than cost allocations based on generally accepted accounting principles; and

           * any material transaction which the State Insurance Commissioner may determine adversely affects the interests of American Life's policyholders.

           American Life is in compliance with all of the foregoing regulations.

           Tennessee law also imposes restrictions on the amounts and type of investments insurance companies like American Life may hold. These regulations generally restrict the investments to government and high grade corporate bonds, common and preferred stock issued by U.S. corporations which meet certain guidelines specified in the regulations, promissory notes secured by the pledge of bonds or other securities, obligations of certain specified federal agencies, bonds issued or guaranteed by certain specified banks, shares of federally insured savings and loan associations, loans secured by mortgages, loans or investments in real estate and certain other specified investments. The amount of funds which can be invested in these permissible investments is limited to a percentage of the insurance company's assets for certain of the categories described above, including common and preferred stock, bonds issued or guaranteed by certain specified banks, shares of federally insurance savings and loan associations and loans investments in real estate.

           GENERAL

           The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business, including approval or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition, and subject insurers to potential assessments for amounts paid by guarantee funds.

           American Life prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Tennessee. American Life is required to file annual, semi-annual, or quarterly statutory financial statements in the State of Tennessee. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not otherwise prescribed. Any permitted statutory accounting practices that American Life follows do not have a significant impact on statutory surplus or statutory net income.

           Additionally, American Life is subject to periodic examination by the insurance department of the State of Tennessee in which it is licensed. The most recent examination of American Life by the Tennessee Department of Insurance was completed for the year ended December 31, 2001. The report on this examination contained no material adverse findings.

           Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for reinsurance ceded to a reinsurer. Generally, the reinsurer is required to be licensed or accredited in the insurer's state of domicile, or security must be posted for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust.

           In recent years, the NAIC and insurance regulators increasingly have been re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues, and, in some instances, has resulted in new interpretation of existing law, the development of new laws, and the implementations of non-statutory guidelines. The NAIC's codification initiative has produced a comprehensive guide of revised statutory accounting principles. While the NAIC approved a January 1, 2001 implementation date for the newly developed guidance, companies must adhere to the implementation date adopted by their state of domicile. In 2001 the State of Tennessee, American Life's state of domicile, completed its review of the codification to determine its effect on existing state laws and regulations. As a result, the State of Tennessee adopted the codification with an effective date of January 1, 2001. The requirements did not have a material impact on the statutory surplus of American Life.

           CAPITAL REQUIREMENTS

           We are required by the State of Tennessee to maintain minimum capital and surplus of $1,000,000 each. Our statutory capital at both December 31, 2002 and 2001 was $1,119,291. Our statutory surplus at December 31, 2002 and 2001 was $1,208,653 and $1,301,741, respectively. In addition, valuation reserves are imposed by Tennessee state statute which has restrictions on retained earnings. Restrictions of retained earnings under these valuation reserves were approximately $31,300 and $29,000 at each of December 31, 2002 and 2001, respectively.

           Under the laws of the State of Tennessee, the types of instruments in which we may invest our capital and surplus are limited to government securities, bonds and certain equity securities. At December 31, 2002 our capital and surplus are invested in:

           * corporate debt securities with a fair market value of $155,730 and amortized cost of $151,481;

           * obligations of states and political subdivisions with a fair market value of $996,542 and amortized cost of $921,432; and

           * debt instruments of utility companies with a fair market value of $1,121,274 and amortized cost of $1,044,451.

           In July 1997, we entered into an agreement with Martin & Company, L.P. to provide investment advisory services to us in the supervision and management of our assets in its investment account. Under this agreement, Martin & Company, L.P. has discretion to direct the investment of our funds. For its services, we pay Martin & Company, L.P. an annual fee on fixed income accounts of 0.30% of the first $5 million under management, and 0.25% of all additional funds over $5 million.

EMPLOYEES

           As of March 28, 2003, we had one full time employee, our president and CEO Mr. Brown. Mr. Brown devotes all of his time and attention to our business. As we continue to implement our business plan, we anticipate hiring additional full-time employees. None of our employees is represented by union or other collective bargaining groups. We believe our relationship with our employees is good, and we do not currently foresee a shortage of qualified personnel needed to operate our business.

OUR HISTORY

           We were formed in Florida in May 1998 originally under the name B&B Capital Group, Inc. Roxanne K. Beilly, Esq. was our sole officer, director and shareholder from our formation until April 30, 2001. Ms. Beilly, who incorporated our company as a shelf corporation, or a privately-held corporation which had no business, operations or assets to be made available to her clients for use in possible business combinations as part of her legal practice, was issued 150 shares of our common stock as compensation for her services in founding our company. These shares were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.

           In December 2001 we engaged Rodefer Moss & Co, PLLC, who had formerly served as the independent auditors of our American Life subsidiary, to provide certain consulting services to us in connection with the share exchange and the registration statement we filed with the SEC to register certain shares of our common stock for resale as described earlier in this annual report. For their services, we issued RM

Consulting LLC, an affiliate of Rodefer Moss & Co, PLLC, 25,000 shares of our common stock.

           In April 2001 T. Lynn Tarpy, Esq. was elected our sole officer and director, and Ms. Beilly resigned her positions with our company. Mr. Tarpy served in these capacities from April 2001 until the closing of our transaction with American Life in June 2002 described below. As compensation for his services to us, in February 2002 Mr. Tarpy was issued 25,000 shares of our common stock. These shares were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.

           In June 2002 the shareholders of American Life exchanged a total of 319,799 shares of common stock, which was 100% of the issued and outstanding shares American Life common stock, for 319,799 shares of our common stock. Under the terms of the share exchange, the American Life shareholders received one share of our common stock for each share of American Life owned by them prior to the transaction. This share exchange, which was structured to be a tax-free exchange under the Internal Revenue Code of 1987, as amended, resulted in a change in our control. Mr. Tarpy, our then sole officer and director resigned at the closing of the share exchange and our current officers and directors, who were the officers and directors of American Life, were appointed. No individuals or entities received any compensation, including finder's fees, in connection with the share exchange. Following the share exchange, in July 2002 we changed our name to American Life Holding Company, Inc.

           American Life, which is now a wholly-owned subsidiary, was established as a Tennessee corporation in 1992. Between its founding and November 1997, American Life's activities were limited to pre-operating matters such as obtaining capital and the appropriate licenses from the State of Tennessee to conduct its proposed business activities. In November 1997 it was issued a Certificate of Authority by the Tennessee Department of Commerce and Insurance allowing it to accept life, health and annuity insurance risks on either a primary or reinsurance basis. American Life's activities are currently focused on the reinsurance of fixed rate annuity insurance products.

           Contemporaneously with the closing of the share exchange with American Life, in June 2002 we sold an aggregate of 21,500 shares of our common stock to 21 accredited investors in a private transaction exempt from registration under the Securities Act in reliance on Rule 506 and Regulation D of the act. We received gross proceeds of $107,500 from this offering. The closing of this offering was conditioned upon the closing of the share exchange, and the funds received by subscribers were deposited into an escrow account pending the satisfaction of this condition precedent. Upon the closing of the share exchange, the subscriptions were accepted by us and the private placement closed. We used those proceeds for working capital.

           We filed a registration statement with the SEC which was declared effective on February 12, 2003 in which we registered for resale an aggregate of 147,724 shares of our common stock. A copy of this registration statement is available from the SEC via EDGAR at www.sec.gov.

RISK FACTORS

           Before you invest in our securities, you should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

           WE HAVE REPORTED LIMITED REVENUES TO DATE AND WE REPORTED A NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2002. THERE ARE NO ASSURANCES THAT WE WILL BE PROFITABLE IN FUTURE QUARTERS OR BE ABLE TO INCREASE OUR REVENUES IN FUTURE PERIODS.

           We reported revenues of $644,918 and $449,887 for the fiscal years ended December 31, 2002 and 2001, respectively. While we reported net income of $9,006 for the year ended December 31, 2001, we reported a net loss of $1,079,695 for the year ended December 31, 2002. Included in our net loss for the fiscal 2002 is $1,000,000 of a non-cash, one time interest charge, $41,667 amortization of prepaid financing costs related to the 250,000 shares of our Series A Preferred Stock issued in conjunction with the granting of a $250,000 credit line to us by our Chairman and principal shareholder and $124,471 of one-time non-recurring costs associated with our share exchange with American Life in June 2002 and the filing of the registration statement with the SEC which resulted in our becoming a public company. Our operating expenses have increased and we will likely continue to incur operating losses in the future. Our liquidity will continue to be diminished in the event of continuing operating losses. Other than the line of credit which has been extended to us by Dr. Bishop, our Chairman and principal shareholder, we currently have no outside sources of liquidity. At December 31, 2002, $70,777 had been advanced to us under this line of credit and remains outstanding. We believe that this line of credit is sufficient to provide working capital to us based upon our present level of operations until such time as we can generate sufficient profits from our current operations.

           Our future profitability will depend on substantial increases in revenues from operations. Our total revenues include revenues from investment income and realized investment gains or losses, which includes gains or losses from the trading of our available for sale securities. As a result of current historically low interest rates and the stagnant U.S. stock market, our ability to generate increased revenues in fiscal 2003 from our existing operations is unlikely and without this growth in revenues we will not be able to generate a positive cash flow or otherwise become profitable. Our American Life subsidiary is currently licensed by the State of Tennessee to accept life, health and annuity insurance risks on either a primary or reinsurance basis which permits us to expand our current insurance operations beyond the reinsurance of annuity contracts. We may also consider expanding our operations into other synergistic areas which can increase our revenues and provide a better return on our existing capital. In either event, we will need additional working capital. As discussed below, there are no guarantees that we will be able raise additional capital as needed, in which event it is unlikely that we will ever be able to increase our revenues, consistently report profits on our operations or grow our business.

           WE FACE A VARIETY OF RISKS RELATED TO FLUCTUATING INTEREST RATES, INCLUDING NOT EARNING SUFFICIENT INVESTMENT INCOME, THE MAJORITY OF WHICH ARE BEYOND OUR CONTROL. IF INTEREST RATES CONTINUE TO DECLINE, OUR CAPITAL AND SURPLUS COULD ALSO DECLINE. IN THIS EVENT, WE WOULD BE REQUIRED TO REDUCE THE AMOUNT OF ANNUITY CONTRACTS WE REINSURE WHICH WILL ALSO REDUCE OUR REVENUES AND POTENTIALLY RESULT IN OPERATING LOSSES.

           Our total revenues include revenues from investment income and realized investment gains or losses, which includes gains or losses from the trading of our available for sale securities. Significant changes in interest rates exposes us to the risk of not earning income or experiencing losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts. Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. During periods of rising interest rates, we may be unable to take full advantage of the spread between earnings on our investments and costs associated with annuity contracts because our contract holders may elect to terminate the existing contracts and obtain replacement contracts with higher guaranteed yield contracts. Therefore, we may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts. The annuity contracts which have been ceded to us generally guarantee a minimum annual interest rate of 3.0% which we pay to the contract holders. If the amount of revenues we generate from investment income, which includes the funds withheld by the ceding companies that are included in their investment portfolios which are generally invested in high grade corporate bonds and government securities as well as investment income earned on our available for sale securities, are not sufficient to pay the interest to the contract holders our revenues would be adversely affected, our liquidity will suffer and we would be required to use a portion of our surplus to pay whatever deficiency existed in the amount payable to the contract holder. While we have never experienced a deficiency to date and our revenues have been sufficient to pay the interest to the contract holders, given the recent declines in interest rates we cannot guarantee you that a deficiency will not occur in the future. If, however, we were unable to generate sufficient revenues to pay the interest to our contract holders, we would be required to use a portion of our capital and surplus to pay this interest. Depending upon the amounts necessary, which we are unable to predict at this time given the hypothetical nature of this assumption, we may not have sufficient capital and surplus to continue the amount of annuity contracts we presently reinsure. In that event, our future revenues would decline, we could suffer operating losses and the future viability of our company would be at risk.

           WE DO NOT MAINTAIN CONTROL OF THE INVESTED ASSETS UNDERLYING OUR ANNUITY CONTRACTS. POOR MANAGEMENT OF THE INVESTED ASSETS BY THE CEDING COMPANIES WILL RESULT IN OPERATING LOSSES FOR US IN FUTURE PERIODS AND THESE ASSETS COULD BE AT RISK IN THE EVENT OF THE INSOLVENCY OF THE CEDING COMPANY.

           We have entered into reinsurance agreements with two companies in which the ceding insurance company retains the assets supporting the ceded annuity contracts and manages them for our account. As of December 31, 2002 approximately $9,390,000 of assets where held by ceding companies and are reflected on our balance sheet as funds withheld at interest subject to restrictions. Although the ceding companies must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, because revenues from these investments represents a significant portion of our total revenues, it is likely that we would report losses from operations in future periods. In addition, these assets are not segregated from the ceding companies' other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurers. Any inability on our part to recover all of these assets would likewise result in our insolvency, in which event we would be required to cease operations.

           WE WILL NEED ADDITIONAL CAPITAL TO INCREASE OUR REVENUES. WE MAY NOT BE ABLE TO OBTAIN THIS ADDITIONAL CAPITAL ON ACCEPTABLE TERMS. ANY INABILITY TO RAISE ADDITIONAL CAPITAL WHEN NEEDED COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE OUR REVENUES AND GROW OUR COMPANY.

           As discussed above, our current revenues are derived from investment income which has been impacted as a result of historically low interest rates and a stagnant U.S. stock market. Absent a significant reversal of these trends, because we are required to pay the contract holders a minimum of 3% interest we will not be able to increase our revenues without an expansion of our current operations. Our American Life subsidiary is currently licensed by the State of Tennessee to accept life, health and annuity insurance risks on either a primary or reinsurance basis which permits us to expand our current insurance operations beyond the reinsurance of annuity contracts. We may also consider expanding our operations into other synergistic areas which can increase our revenues and provide a better return on our existing capital. In order to undertake either strategy, we will need to raise additional working capital beyond the

$250,000 credit line provided to us by Dr. Bishop, our principal shareholder. It is, therefore, likely that we will seek to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms, if at all. If we are unable to obtain sufficient financing if and when needed, it is unlikely that we will be able to increase our revenues. If we are unable to increase our revenues, it is unlikely that we will ever attain any consistent level of profitability or otherwise grow our business.

           WE AGREED TO A VARIETY OF RESTRICTIVE COVENANTS IN THE ISSUANCE OF SHARES OF OUR SERIES A CONVERTIBLE PREFERRED STOCK WHICH MAY PREVENT US FROM TAKING CERTAIN ACTIONS WHICH MAY BENEFIT OUR COMPANY OR OUR COMMON SHAREHOLDERS. THESE RESTRICTIVE COVENANTS PERMIT OUR PRINCIPAL SHAREHOLDER WHO IS ALSO CHAIRMAN OF OUR BOARD MEMBERS TO EXERCISE SIGNIFICANT CONTROL OVER OUR ACTIONS.

           In August 2002 we issued Dr. Archer W. Bishop, Jr., our chairman and principal shareholder, 250,000 shares of our newly created Series A Convertible Preferred Stock. So long as shares of our Series A Convertible Preferred Stock are outstanding, we have agreed not to take certain actions without the consent of Dr. Bishop. The actions generally include actions related to the issuance of additional securities and other matters related to our capitalization. These negative covenants generally give Dr. Bishop significant control over certain actions related to our company. There are no guarantees that we will be able to obtain any necessary consents in the future if we should wish to enter into transactions which we believe are in our best interests, but which may not necessarily be in the best interests of Dr. Bishop. Any inability on our part to secure Dr. Bishop's consent to such transactions could have the result of restricting the growth of our business.

           THERE ARE NO TERMS PRESENTLY FIXED FOR ANY FUTURE REDEMPTION OF OUR SERIES A CONVERTIBLE PREFERRED STOCK. THESE SHARES ARE NOT REDEEMABLE WITHOUT THE CONSENT OF THE HOLDER AND HE HAS THE ABILITY TO INFLUENCE THE TERMS OF REDEMPTION. DEPENDING UPON THE ULTIMATE TERMS OF REDEMPTION, OUR LIQUIDITY AND ANY FUTURE EARNINGS PER SHARE WHICH WE MAY REPORT IN FUTURE PERIODS COULD BE NEGATIVELY IMPACTED.

           Our board of directors has not fixed the redemption features of the outstanding shares of our Series A Convertible Preferred Stock. Our board of directors can fix the redemption features of this security in its sole discretion without a vote of our shareholders. Dr. Bishop, the holder of the shares of Series A Convertible Preferred Stock, is a member of our board of directors and holds or controls a majority of our issued and outstanding voting securities. As such, he has the power to elect our entire board of directors. Accordingly, he is able to significantly influence any redemption terms which may be fixed in the future, and the shares of Series A Convertible Preferred Stock are not redeemable without his consent. In the event terms are established in the future for the redemption of the Series A Convertible Preferred Stock, investors in our company will be entrusting our board of directors, without prior notice to our shareholders, to establish terms which are fair and reasonable to our company. There is no ceiling on the amount of the redemption price which we could pay for the Series A Convertible Preferred Stock, subject to the restrictions on use of capital and surplus imposed on our American Life subsidiary by applicable insurance regulations as described elsewhere herein. If we were to redeem these shares for some as yet undeterminable amount of cash, our liquidity and capital resources would be adversely affected as we would have less cash available for working capital. Our results of operations in future periods could also be negatively impacted as we would have less cash available to fund future growth and the payment of the redemption amount could result in losses in future periods. Until such time as our revenues have significantly increased, absent a significant increase in our available working capital any cash redemption of the shares of our Series A Convertible Preferred Stock will in all likelihood result in reduced liquidity and losses from operations in future periods. There are no assurances that we will either significantly increase our revenues or working capital in the foreseeable future.

           THERE ARE NO TERMS PRESENTLY FIXED FOR ANY FUTURE CONVERSION OF OUR SERIES A CONVERTIBLE PREFERRED STOCK. THE HOLDER OF THESE SHARES HAS THE ABILITY TO INFLUENCE THE TERMS OF CONVERSION. IN THE EVENT OF A FUTURE CONVERSION OF THE SERIES A CONVERTIBLE PREFERRED STOCK INTO COMMON STOCK, OUR COMMON SHAREHOLDERS WILL SUFFER DILUTION AND A REDUCTION IN ANY FUTURE EARNINGS PER SHARE WHICH WE MAY REPORT IN FUTURE PERIODS.

           The terms of conversion of the Series A Convertible Preferred Stock have also not been fixed and are determinable by our board of directors in its sole discretion, subject to the mutual agreement of Dr. Bishop. Our authorized capital includes 100,000,000 shares of common stock, of which 391,449 shares are issued and outstanding as of the date of this annual report. There is no limit on the number of shares of common stock into which the Series A Convertible Preferred Stock could become convertible into in the future, subject to the availability of authorized but unissued shares of common stock. As described in the earlier risk factor, he has the ability to significantly influence the terms of any conversion. Because the shares of Series A Convertible Preferred Stock carry 75 votes per share, and this security votes together with our common stock as one class, it is not likely that any future conversion of the Series A Convertible Preferred Stock will result in increased voting control by Dr. Bishop as he presently controls the voting of approximately 99% of our outstanding securities. However, as the Series A Convertible Preferred Stock presently lacks any conversion feature, it is not included in the calculation for earnings per share. If conversion rights were to be established in the future, our earnings per share in future periods, if any, could be reduced in proportion to the increase in the as yet undeterminable number of shares of common stock into which the Series A Convertible Preferred Stock may become convertible. If we were to establish a public market for our common stock, the future sale of these additional shares of common stock which may be issuable in future periods upon the conversion of the Series A Convertible Preferred Stock would likely result in lower stock prices as a result of the increased number of shares available for sale, and make it more difficult for investors to recoup their investment in our company. The availability of these additional shares may also make it more difficult for us to raise additional capital in the public markets which would adversely effect our ability to increase our revenues and grow our business. As with the as yet undeterminable redemption terms of our Series A Convertible Preferred Stock discussed above, in the event conversion terms are established in the future for the Series A Convertible Preferred Stock, investors in our company will be entrusting our board of directors, without prior notice to our shareholders, to establish terms which are fair and reasonable to our company.

           PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR COMMON SHAREHOLDERS.

           Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporation Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested directors. In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 250,000 shares are currently issued and outstanding. Our board of directors may, without shareholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

           BECAUSE THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, YOU MAY FIND IT EXTREMELY DIFFICULT OR IMPOSSIBLE TO RESELL OUR SHARES. EVEN IF A PUBLIC MARKET IS ESTABLISHED, WE CANNOT GUARANTEE YOU THAT THERE WILL EVER BE ANY LIQUIDITY IN OUR COMMON STOCK.

           There is no public market for our common stock, and although we intend to seek quotation of our common stock on the OTC Bulletin Board or the Bulletin Board Exchange (BBX), at such time as we meet the BBX listing standards and this exchange is established, there can be no assurance that a public market for our common stock will ever be established. Purchasers of our shares of common stock will face significant obstacles if they wish to resell the shares. Absent a public market for our common stock, an investment in our shares should be considered illiquid. We cannot guarantee you that we will be successful in establishing a public market for our common stock. Even if a public market is established, it is unlikely a liquid market will develop. Because of our relatively small size and limited revenues, the investment community may show little or no interest in our securities and investors may not be readily able to liquidate their investment, if at all. Investors seeking liquidity in a security should not purchase our shares of common stock.

           IF WE EVER ESTABLISH A PUBLIC MARKET FOR OUR COMMON STOCK, THE TRADEABILITY IN OUR COMMON STOCK WILL BE LIMITED UNDER THE PENNY STOCK REGULATIONS WHICH MAY CAUSE THE HOLDERS OF OUR COMMON STOCK DIFFICULTY SHOULD THEY WISH TO SELL THE SHARES.

           In the event we seek to establish a public market for our common stock, and the trading price of our common stock is less than $5.00 per share, our common stock would be considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Securities Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

           SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. A market in our common stock may never develop due to these factors. Because there is no guarantee that a market for our common stock will ever develop, an investment in our company should be considered illiquid and you should not purchase shares of our common stock unless you can afford to hold an illiquid investment indefinitely.

ITEM 2.    DESCRIPTION OF PROPERTY.

           We rent approximately 530 square feet of commercial office space at 4823 Old Kingston Pike, Suite 125, Knoxville, Tennessee on a month to month basis from an unaffiliated third party for $700.00 per month. This office space is sufficient for our foreseeable needs. In the event we were required to relocate our offices, we do not believe we would have any difficultly in securing similar facilities at a comparable price.

ITEM 3.    LEGAL PROCEEDINGS.

           We are not a party to any pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           There is presently no public market for our common stock. There are 51 record holders of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

           In December 2001 Dr. Archer W. Bishop, Jr., a member of American Life's board of directors who had lent that company $89,000, converted the loan into shares of American Life's Series A Preferred Stock which were subsequently converted into 4,450 shares of American Life's common stock in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

           In December 2001 the holders of 2,350,525 shares of American Life's Series A Preferred Stock, which represented all the issued and outstanding shares of that class, converted those shares into 235,053 shares of its common stock. The converting shareholders were two members of American Life's board of directors, both of whom became members of our board of directors in connection with the share exchange in June 2002 described below, and four trusts for which one of the board members is the trustee.

           In February 2002 we issued 25,000 shares of our common stock to our then president and sole director, who is an accredited investor, as compensation for services in connection with the pending reorganization in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the act. The certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

           In February 2002 we also issued 25,000 shares of our common stock to a company as compensation for consulting services provided to us in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the act. The certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

           In June 2002 we issued 319,799 shares of our common stock to 25 individuals or entities under the terms of a Share Exchange Agreement dated June 22, 2002. This transaction, which resulted in American Life becoming a majority owned subsidiary of our company, was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act. The participants were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The participants had access to business and financial information concerning our company and they each represented to us that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

           In June 2002 we sold an aggregate of 21,500 shares of our common stock to 21 accredited investors in a private transaction exempt from registration under the Securities Act in reliance on Rule 506 and Regulation D of the act. We received gross proceeds of $107,500 from this offering, and we paid no commissions in connection with the offering. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser was an accredited investor, as defined by Rule 501 of Regulation D, and the purchaser represented that he was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

           In August 2002 we issued 250,000 shares of our Series A Convertible Preferred Stock to Dr. Archer W. Bishop, Jr. as consideration for the granting to us by Dr. Bishop of a $250,000 line of credit. The shares were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act. As described elsewhere in this registration statement, we are using the proceeds of this line of credit for general working capital. Dr. Bishop is an accredited investor and he represented that he was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

           In October 2002 we issued warrants to purchase 44,500 shares of our common stock at an exercise price of $10.00 per share to two individuals, including a member of our board of directors, in private transactions exemption from registration under Section 4(2) of the Securities Act. We also granted options under our 2002 Stock Option Plan to purchase 11,000 shares of our common stock at an exercise price of $10.00 per share to four other individuals, including two members of our board of directors, also in private transactions exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of said act. Neither the options nor the warrants have been exercised as of the date of this registration statement. The recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. No general solicitation or advertising was used in connection with these transactions.

           No underwriters or broker-dealers participated in any of the transactions described above and no commissions or other fees were paid to any third parties in connection with any of these sales or issuances.

DIVIDEND POLICY

           We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

           The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and any compensation plans not previously approved by our shareholders as of December 31, 2002.

                                            Number of                  Weighted         Number of
                                            securities to be           average          securities remaining
                                            issued upon                exercise         available for future
                                            exercise of                price of         issuance under equity
                                            of outstanding             outstanding      compensation plans
                                            options, warrants          options,         (excluding securities
                                            and rights                 warrants         reflected in column (a))
                                                                       and rights
Plan category                                  (a)                        (b)                  (c)

2002 Stock Option Plan                        11,000                     $10.00              1,989,000

Equity compensation plans
not approved by shareholders(1)               44,500                     $10.00                     0
                                              ------                                         ---------
         Total                                55,500                                         1,989,000

(1) Represents warrants to purchase an aggregate of 44,500 shares of our common stock to two individuals, including a member of our management. Each of these warrants is exercisable in perpetuity and includes certain anti-dilution protection in the event of stock split and recapitalizations

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

INTRODUCTION

           In June 2002 we closed a share exchange with American Life in which the holders of 100% of its issued and outstanding capital stock exchanged their shares for shares of our company. Prior to this share exchange, we had no business or operations. Contemporaneously with the closing of the share exchange, we closed a private placement of our common stock in which we sold 21,500 shares of our common stock to accredited investors resulting in gross proceeds to us of $107,500. The closing of the private placement was conditioned upon the prior closing of the share exchange. Both the share exchange and private placement are described in greater detail elsewhere in this prospectus. As a result of the share exchange, American Life became our subsidiary, its officers and directors became our officers and directors, and its business and operations became our business and operations. The following summary financial information has been derived from the financial statements that are included in this prospectus. The historical financial statements are those of our American Life subsidiary as a result of the share exchange, but the capital structure is ours in accordance with U.S. generally accepted accounting principles. As a stand-alone entity, we had no operations prior to January 1, 2002 or during the period from the closing date of the share exchange on June 22, 2002.

TRANSACTIONS WHICH OCCURRED PRIOR TO SHARE EXCHANGE

           Because of the accounting treatment discussed above, during the period of January 1, 2002 and June 22, 2002, the date the share exchange closed and our operations became those of our American Life subsidiary, certain transactions which effected our financial statements are not reflected in the consolidated financial statements for the year ended December 31, 2002. These transactions include:

           * In February 2002 we issued an aggregate of 50,000 shares of our common stock as compensation for services being rendered to us in connection with the pending reorganization by an individual who was then serving as our president and to an accounting firm that was providing consulting services. We valued these shares at $5.00 each which equals the price per share paid by third party investors in our private placement which closed immediately after the share exchange. Our Statement of Operations for the period of January 1, 2002 until June 22, 2002 which is included in our stand-alone financial statements that appear in our prospectus dated February 12, 2003 as filed with the SEC reflect this expense, however, because the transaction occurred prior to the share exchange this expense is not reflected in the Consolidated Statement of Operations for the year ended December 31, 2002 appearing in this annual report which only reflects the operations of the combined companies subsequent to June 22, 2002.

           * During the fiscal year ended December 31, 2002 certain additional expenses were incurred in connection with the pending reorganization for legal, accounting and related fees which totaled $124,471. Of this amount, $101,237 was incurred prior to June 22, 2002. Under U.S. generally accepted accounting principles, we are permitted to charge these costs directly against our paid-in capital to the extent of cash ($107,500) received by us in connection with the recapitalization. The balance of $16,971 is reflected on our Consolidated Statement of Operations for the year ended December 31, 2002 as an expense.

OUR OPERATIONS

           Our operations are currently through our American Life subsidiary, and are limited to the reinsurance of annuity contracts which we obtain from larger insurance companies through reinsurance agreements. As is customary in the industry and because of our small size, the insurance companies that cede to us our share of the annuity contracts retain our pro-rata portion of the net proceeds from the sales of the annuities. We include our share of the retained proceeds in our balance sheet under the caption "Funds withheld at interest subject to restrictions." We customarily refer to these amounts as "funds withheld" and our reinsurance agreements are customarily referred to as "coinsurance agreements on a funds withheld basis." As is commonplace in the industry, the ceding company retains the management and custody of the assets on our behalf, which in our case is comprised principally of government securities and high grade corporate bonds. This is advantageous to us in that the larger ceding companies have the ability to buy large blocks of qualified securities and manage them at more cost effective levels than we currently can because of our small size. The balance of the funds held represents the statutory reserves portion. The funds withheld are liquidated in the normal course of business to pay claims and maturities on the annuities.

           We can also liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsurers, a process known in the insurance industry as retroceding. No approval to retrocede any annuity contracts we own to another reinsurer to liquidate our funds withheld at interest subject to restrictions is required if the amount of the contracts does not exceed 5% of our total assets. If we should wish to retrocede any of our contracts to another reinsurer to liquidate our funds withheld at interest subject to restrictions in an amount which exceeds this 5% limitation, we must first obtain regulatory approval from the State of Tennessee. To institute this approval process, we would be required to file a prescribed form with the Insurance

Commissioner's office describing the transaction and including the name of the reinsurer. The Insurance Commissioner's office has access to the financial information of licensed insurance companies throughout the United States through the NAIC system which acts to facilitate the transfer request. By statute, the Insurance Commissioner's office must approve or deny the transaction within 30 days. Although we have yet to enter into any agreements to retrocede any contracts, and we do not anticipate that we will enter into any such agreements in the foreseeable future, we have been orally advised by the Insurance Commissioner's office that the approval process in State of Tennessee for these types transactions are currently significantly less than the statutory 30 day maximum. The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. We also earn investment income from our available for sale securities which we own and manage ourselves. These securities, principally high grade corporate bonds and government securities, approximate our required minimum statutory capital and surplus. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the fiscal year ended December 31, 2002 ranged from 3.83% to 6.90%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

RESULTS OF OPERATIONS

HOW WE GENERATE REVENUES

           Our total revenues include revenues from investment income and realized investment gains or losses, which includes gains or losses from the trading of our available for sale securities. Investment income includes our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts, and available for sale securities that are part of our required regulatory capital and surplus. The following table sets forth the approximate weighted average investment balance and approximate weighted average return earned for the periods specified:

                                                        Fiscal Year Ended
                                                           December 31,
                                                           ------------
                                                        2002             2001
                                                        ----             ----

Approximate weighted average investment balance     $11,452,000      $8,378,000
Approximate weighted average return earned              5.6%            5.4%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro- rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

           At December 31, 2002 and 2001 the ceded portion of the contracts we reinsure was $9,733,626 and $9,787,275, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the years ended December 31, 2002 and 2001 the credited interest rates on these contracts ranged from 3.83% to 6.90%. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

FISCAL YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001

           Our total revenues for fiscal 2002 increased approximately 43% from the comparable period in fiscal 2001. Included in these results was an increase of approximately 48%, or approximately $204,000, in revenues from investment income which results from the increase in October 2001 of approximately $6.5 million in annuity contracts we assumed on a funds withheld basis, and a decrease of approximately 46% ($9,415) in revenues from realized investment gains or losses resulting from trading losses. As a result of declining interest rates, we expect this decline in our investment income to continue into fiscal 2003.

           Our total expenses for fiscal 2002 increased $290,101, or approximately 67%, from fiscal 2001. Included in this increase is an increase of approximately $252,000, or approximately 105%, in interest paid to our contract holders which reflects the additional annuity contracts we acquired in October 2001. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, increased approximately $24,000, or 13%, for fiscal 2002 as compared to fiscal 2001 primarily as a result of approximately $13,000 in additional amortization of policy acquisition costs related to the block of contracts we acquired in fiscal 2001. We expect the interest expense we credit to contract holders for fiscal 2003 to decrease because a large portion of our contracts are beyond the initial period of guaranteed rates of return. We expect that general insurance expenses will increase during fiscal 2003 due to expenses related to our status as a public company.

           Other income (expense) represents interest paid on amounts loaned to us by our principal shareholder. In August 2002 our Chairman and principal shareholder extended us a $250,000 line of credit under a two year note bearing interest at prime plus 1%. As additional consideration for the granting of the line, we issued him 250,000 shares of our Series A Preferred Stock. For purposes of our financial statements, we have valued these shares at $5.00 per share, for an aggregate non-cash value of $1,250,000. This amount is reflected on our balance sheet at December 31, 2002 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs will be amortized over the term of the loan and we recognized a non-cash expense of $41,667 during fiscal 2002. The remaining $1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002. We do not anticipate that we will have a similar expense in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash used in operating activities for the fiscal year ended December 31, 2002 was $140,594 as compared to net cash provided by operating activities of $233,460 during the fiscal year ended December 31, 2001. In fiscal 2001, cash provided by operating activities was primarily the result of the ceding to us of a block of approximately $6.5 million of annuity contracts in October 2001, which together with other insurance operations resulted in a net operating cash increase of $228,720, the net of the increase in funds withheld at interest and the increase in contract holder funds. Conversely, in fiscal 2002 cedings to us were on a smaller scale and, in conjunction with surrenders and the payments of death and annuity benefits on the contracts, resulted in providing net operating cash of $16,784, the net of the decrease in funds withheld at interest and the decrease in contract holder funds.

           After adding back to the loss in fiscal 2002 of $1,079,695, the $1,000,000 charge for the issuance of preferred stock and the increase in amortization of $41,667 resulting from the incurrence of financing costs in the same transaction, the cash-adjusted loss was $38,022. From this loss $93,403 was expended in reducing accounts payable and accrued expenses, primarily incurred in connection with our recapitalization. These two factors account for substantially all of the cash usage from operations of $140,594 in fiscal 2002.

           Net cash provided by investing activities was $43,876 for the fiscal year ended December 31, 2002 as compared to net cash used by investing activities of $307,072 for the fiscal year ended December 31, 2001. This increase is primarily due to the incurrence of approximately $260,000 less in policy acquisition costs in fiscal 2002. Net cash provided by financing activities was $178,277 for the fiscal year ended December 31, 2002 as compared to $10,000 for the comparable period in fiscal 2001. This change is primarily attributable to $107,500 of gross proceeds we received from the private placement of our securities in June 2002 that was conditioned upon the closing of the share exchange with American Life together with a loan to us from our principal shareholder.

           Our cash and cash equivalents at December 31, 2002 increased to $89,394 from $7,835 at December 31, 2001 as a result of the foregoing. Likewise, our available for sale securities increased from $2,221,625 at December 31, 2001 to $2,273,546 at December 31, 2002 due primarily to the increase in their market value. We are required to maintain this approximate amount of securities for regulatory purposes which represents our capital and surplus.

           We face certain uncertainties which may have an adverse impact on our liquidity in future periods, including:

           * The annuity contracts which have been ceded to us generally guarantee a minimum annual interest rate of 3.0% which we pay to the contract holders. If the amount of revenues we generate from investment income are not sufficient to pay the interest to the contract holders, we will be required to use our cash and cash equivalents, including our capital and surplus, to make up any shortfall in the guaranteed yield to the contract holder,

           * If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, our investment income will be adversely affected,

           * During periods of rising interest rates, we may be unable to take full advantage of the spread between earnings on our investments and costs associated with annuity contracts because our contract holders may elect to terminate the existing contracts and obtain replacement contracts with higher guaranteed yield contracts, and

           * While our funds withheld at interest subject to restrictions are held in long- term investments with maturities layered to anticipate the surrender of the corresponding annuity policies, during periods of rising interest rates when contract holders may elect to terminate the existing contacts and obtain replacement contracts with higher guaranteed yields we may not have sufficient liquidity in these investments and would be required to utilize a portion of our capital and surplus to fund these early surrenders.

           We believe, however, that the specific risk of funds withheld being insufficient to cover surrendered policies is minimal in that the conditions of the annuity contracts provide for surrender charges in an amount sufficient to cover the deferred policy acquisition costs incurred in connection with the ceded risk.

           We have incurred cumulative losses through December 31, 2002. At December 31, 2002 we have an accumulated deficit of $1,495,240, which includes the $1,000,000 non-cash interest expense charge taken in fiscal 2002 as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. We may continue to incur losses during the future. We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $70,777 was outstanding at December 31, 2002. This note is not callable nor can it be cancelled prior to its August 2004 maturity date. We believe that available borrowings under this credit line will be sufficient to fund any working capital deficits we may incur for the next 12 months based upon our current level of operations. However, if we wish to expand our operations, we will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 7.    FINANCIAL STATEMENTS

           The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           In conjunction with the audit of American Life's financial statements for the year ended December 31, 2001, on December 6, 2001 American Life dismissed Rodefer, Moss & Co PLLC, its then principal independent accountant. The report of Rodefer, Moss & Co PLLC on American Life's financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements between American Life and Rodefer, Moss & Co PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Rodefer, Moss & Co PLLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

           On January 3, 2002 American Life engaged Henderson Hutcherson & McCullough, PLLC to act as its principal independent accountant. Prior to such engagement, American Life did not consult with Henderson Hutcherson & McCullough PLLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on its financial statements. The change in our principal independent accountants from Rodefer, Moss & Co PLLC to Henderson Hutcherson & McCullough PLLC was approved by American Life's board of directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Name                      Age             Positions
         ----                      ---             ---------

Archer W. Bishop, Jr., M.D.        59         Chairman of the Board
Stanley P. Brown, III              51         President, CEO and director
Lila K. Pfleger                    42         Secretary, Treasurer and director
Oscar R. Scofield                  61         Director
John H. Bell, M.D.                 68         Director

           DR. ARCHER W. BISHOP, JR. Dr. Bishop has served as our chairman since June 2002, and has served as chairman of the board of our American Life subsidiary since its inception in 1992. Dr. Bishop, an orthopedic surgeon, practiced from 1968 until retiring in 2000. Dr. Bishop also serves as chairman of the Board of the Thompson Cancer Survival Center, chairman of the Covenant Health Board Accountable Health Committee and a director of the Lucille Thompson Family Foundation. Dr. Bishop received his Bachelor of Science degree from the University of Tennessee, Knoxville in 1965 and this Doctor of Medicine degree from the University of Tennessee Medical School in 1968.

           STANLEY P. BROWN, III. Mr. Brown has served as our president and a member of our board of directors since June 2002, and has held the same positions at our American Life subsidiary since its inception in 1992. From 1990 to 1992 Mr. Brown was director of operations at DeRoyal Life Insurance Company, Knoxville, Tennessee. Prior to joining DeRoyal Life Insurance Company, Mr. Brown was a senior underwriter for various insurance companies. Mr. Brown holds a Series 7 Registered Representative's license issued by the NASD, which is currently on file with Lanrick Securities, LLC in Knoxville, Tennessee. Mr. Brown received both a Bachelor of Arts and a Bachelor of Science degree from the University of Tennessee in 1973.

           LILA K. PFLEGER, CPA. Ms. Pfleger has served as our secretary, treasurer and a member of our board of directors since June 2002, and has served in the same capacities at our American Life subsidiary since 1992. Since 1988 Ms. Pfleger has served as business manager for TABCO, a Knoxville, Tennessee company involved in family wealth management, and since 1988 she has also served as executive director for the Lucille S. Thompson Family Foundation, a Knoxville, Tennessee based private foundation where Ms. Pfleger is involved in community and grants management. Prior to joining TABCO, Ms. Pfleger was also employed as a tax supervisor for Coopers &

Lybrand and a staff accountant for Lawson & Synder, P.C. Ms. Pfleger, who has been a certified public accountant since 1984, is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. She received her Bachelor of Science with a major in accounting from the University of Tennessee in 1982.

           OSCAR R. SCOFIELD. Mr. Scofield has been a member of our board of directors since June 2002, and has served as a member of the board of directors of our American Life subsidiary since 1995. Since September 2000 Mr. Scofield has served as president of Scottish Re (U.S.), Inc., a Charlotte, North Carolina based subsidiary of Scottish Annuity & Life Holdings, Ltd. (NYSE: SCT) which provides reinsurance solutions to reinsurance markets throughout the world and issues customized variable life and annuity products for high net worth individuals, families and institutions. Mr. Scofield has been a member of the board of directors of Scottish Re (U.S.), Inc. since December 2000. From 1995 until September 2000 Mr. Scofield was a principal of Chapfield Corporation, a North Carolina-based reinsurance broker. Prior to founding Chapfield Corporation, Mr. Scofield served in various upper management positions with insurance companies. Mr. Scofield received a Bachelor of Arts in Social Studies from Wartburg College in 1963, and has performed post-graduate work at the University of Northern Iowa, completed the American Management Association's Senior Management Program, and completed various taxation, reinsurance and financial analysis courses offered by Booke & Company.

           JOHN H. BELL, M.D. Dr. Bell has been a member of our board of directors since June 2002, and has served as a member of the board of directors of our American Life subsidiary since 1992. Dr. Bell, a retired orthopedic surgeon, is a member of the American Academy of Orthopaedic Surgeons, the America College of Surgeons and the State of Tennessee Medical Society. Dr. Bell received both his A.B. degree and Doctor of Medicine from Duke University.

           There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

COMMITTEE OF THE BOARD OF DIRECTORS

           In August 2002 we established an audit committee of our board of directors. The audit committee recommends the appointment of our independent auditors, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our internal and independent auditors, including the results and scope of their audit. The members of the audit committee are Ms. Pfleger, Dr. Bell and Mr. Scofield.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           We were not subject to the reporting requirements of the Securities Exchange Act of 1934 during our fiscal year ended December 31, 2002.

ITEM 10.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

Cash Compensation

         The following table summarizes all compensation recorded by us in each of the last two fiscal years for our Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                                              SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------

                                                                            Long Term Compensation
-----------------  -------  ---------- ---------- ---------------- ---------------------------------------- ------------------

                                    Annual Compensation                    Awards               Payouts
-----------------  -------  ----------------------------------- ----------------------------- -----------  -----------------

Name and            Year      Salary     Bonus      Other Annual    Restricted     Securities        LTIP          All Other
Principal                      ($)        ($)       Compensation      Stock        Underlying       Payouts      Compensation
Position                                                ($)          Award(s)     Options/SARs
                                                                       ($)             (#)
-----------------  -------  ---------- ---------- ---------------- ------------ ----------------- -----------  -----------------
Stanley P.          2002      55,000       -             -              -            42,000            -            $12,364
Brown III (1)
-----------------  -------  ---------- ---------- ---------------- ------------ ----------------- -----------  -----------------
                    2001      55,000       -             -              -               -              -           $ 10,532
-----------------  -------  ---------- ---------- ---------------- ------------ ----------------- -----------  -----------------
                    2000      57,292       -             -              -               -              -            $ 5,000
-----------------  -------  ---------- ---------- ---------------- ------------ ----------------- -----------  -----------------
T. Lynn Tarpy       2002        -          -             -              -               -              -               -
(2)
-----------------  -------  ---------- ---------- ---------------- ------------ ----------------- -----------  -----------------
                    2001        -          -             -              -               -              -               -
-----------------  -------  ---------- ---------- ---------------- ------------ ----------------- -----------  -----------------

(1) Mr. Brown has served as our president since June 2002 following the share exchange with our the shareholders of our American Life subsidiary. He has served as president of American Life since its inception in 1992. The amounts reflected as his salary reflect the amounts paid by American Life. In fiscal 2002 we granted Mr. Brown options to purchase 42,000 shares of our common stock at $10.00 per share which are exercisable in perpetuity. All other compensation includes $5,000 for car allowance and $7,364 for health insurance and disability coverage for fiscal 2002, $5,417 for car allowance and $5,115 for health insurance and disability coverage for fiscal 2001, and $5,000 for a car allowance for fiscal 2000.

(2) Mr. Tarpy served as our president from April 2001 until June 2002. In February 2002 we issued him 25,000 shares of our common stock as compensation for services in connection with the reorganization. For accounting purposes we have valued those shares at $5.00 per share which equals the price we sold shares at in a subsequent private placement.

EMPLOYMENT AGREEMENTS

           We are not a party to any employment agreements. In the future we may seek to enter into employment agreements with one or more parties to secure their services to us. If we should enter into any employment agreements in the future, we believe that the terms of those employment agreements will be reasonably fair to us.


                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

-----------------------------------------------------------------------------------------------------------------
                                                Individual Grants
-----------------------------------------------------------------------------------------------------------------

Name                           Number of                % of Total              Exercise or Base         Expiration
                              Securities               Options/SARs               Price ($/Sh)              Date
                              Underlying                Granted to
                             Options/SARs          Employees in Fiscal
                              Granted (#)                  Year
----------------------- ----------------------- -------------------------- -------------------------- ----------------
Stanley P.                      42,000                     100%                      $10.00                 (1)
Brown, III
----------------------- ----------------------- -------------------------- -------------------------- ----------------
T. Lynn Tarpy (2)                  0                        -                          -                     -
----------------------- ----------------------- -------------------------- -------------------------- ----------------


                      AGGREGATE OPTION/SAR EXERCISES IN FISCAL YEAR 2002 AND FY-END
                                            OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------

                                                 Number of Securities             Value of Unexercised In-the-
                                                Underlying Unexercised            Money Options/SARs at FY End
                                                Options/SARs at FY-End                         ($)
                                                          (#)
------------------------------------------ ---------------------------------  -------------------------------------

      Name          Shares          Value        Exercisable      Unexercisable       Exercisable       Unexercisable
                   Acquired       Realized
                      on             ($)
                   Exercise
                      (#)
---------------- -------------  ------------- ----------------- ------------------  ----------------  ------------------
Stanley P.             0              -          42,000 (1)             -                 (1)                 -
Brown, III

---------------- -------------  ------------- ----------------- ------------------  ----------------  ------------------
T. Lynn                0              -               -                 -                  -                  -
Tarpy
---------------- -------------  ------------- ----------------- ------------------  ----------------  ------------------

(1) Includes 42,000 shares of our common stock underlying currently exercisable warrants. The warrants are exercisable in perpetuity. There is currently no market for our common stock

2002 STOCK OPTION PLAN

           Our 2002 Stock Option Plan was adopted by our Board of Directors and the holders of a majority of issued and outstanding capital stock in August 2002. Under the plan, we have reserved an aggregate of 2,000,000 shares of common stock for issuance pursuant to options granted under the plan. As of the date of this annual report, there are options outstanding to purchase 11,000 shares of our common stock at an exercise price of $10.00 per share.

           The stated purpose of the plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in the company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The plan is administered by our Board of Directors who will determine, from time to time, those of our officers, directors, employees and consultants to whom options will be granted, the terms and provisions of the respective options, the dates such options will become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All questions relating to the administration of the plan, and the interpretation of its provisions are to be resolved at the sole discretion of the Board of Directors.

           Options to purchase common stock may be issued under the Plan. Options granted under the plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify. In addition, the plan also allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person and receive a new plan option to purchase shares of common stock equal in number to the tendered shares. Any incentive stock option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive stock option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

           The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors, provided that no plan option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any incentive stock option granted under the plan will not be less than the fair market value of the common stock on the date of grant, or less than 110% of fair market value on the date of grant for options granted to an eligible employee owning more than 10% of our common stock. The exercise price of non-qualified options will be determined by the Board of Directors.

           The per share purchase price of shares subject to plan options granted under the plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of plan options granted under the plan. Our officers, directors and employees of and consultants to our company and our subsidiaries will be eligible to receive non-qualified options under the plan. Only our officers, directors and employees who are employed by us or by any subsidiary are eligible to receive incentive stock options.

           All plan options are non-assignable and non-transferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by the optionee. If an optionee's employment is terminated for any reason, other than optionee's death or disability or termination for cause, or if an optionee is not our employee but is a member of our Board of Directors and optionee's service as a director is terminated for any reason, other than death or disability, the plan option granted to the optionee will lapse to the extent unexercised on the date of termination, unless otherwise provided for at the time of grant. If the optionee dies during the term of his or her employment, the plan option granted to the optionee will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 422(c)(6) of the Internal Revenue Code, the plan option granted to him or her lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.

           The Board of Directors may amend, suspend or terminate the plan at any time, except that no amendment shall be made which:

           * increases the total number of shares subject to the plan or changes the minimum purchase price thereof (except in either case in the event of adjustments due to changes in our capitalization),

           * affects outstanding plan options or any exercise right thereunder,

           *          extends the term of any plan option beyond 10 years, or

           *          extends the termination date of the plan.

           Unless the plan has been suspended or terminated by the Board of Directors, the plan will terminate on 10 years from the date of the plan's adoption. Any such termination of the plan will not affect the validity of any plan options previously granted thereunder.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           At March 28, 2003 there were 391,449 shares of our common stock and 250,000 shares of our Series A Convertible Preferred Stock issued and outstanding. Our common stock and Series A Convertible Preferred Stock are the classes of our voting securities. The following table sets forth, as of March 28, 2003, information known to us relating to the beneficial ownership of these shares by:

         - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
         -        each director;
         -        each executive officer; and
         -        all executive officers and directors as a group.

           Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 4823 Old Kingston Pike, Suite 125, Knoxville, Tennessee 37919.

           We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from the date of this annual report upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 28, 2003, have been exercised or converted.

Title of               Name of                                  Amount and Nature of      Percentage           Percent of
Class             Beneficial Owner                              Beneficial Ownership       of Class          Voting Control (1)
-----             ----------------                              --------------------       --------          ------------------
Common Stock
-------------
                  Dr. Archer W. Bishop (2)                           207,051                 52.9%               99.0%
                  Stanley P. Brown, III (6)                           44,018                 10.2%                  *
                  Lila Pfleger, CPA   (7)                              7,759                  2.0%                  *
                  Oscar R. Scofield (8)                                5,100                  1.3%                  *
                  Dr. John H. Bell (3)                                41,674                 10.6%                  *
                  All officers and directors
                     as a group (five persons)(2)(3)(6)(7)(8)        305,602                 78.1%               99.6%
                  RM Consulting LLC (4)                               25,000                  6.4%                  *
                  Ella Chesnutt (5)                                   22,500                  5.7%                  *
                  Archer W. Bishop III
                  Irrevocable Trust  (9)                              25,000                  6.4%                  *

Series A Convertible Preferred Stock
-------------------------------------
                  Dr. Archer W. Bishop (2)                           250,000                  100%               99.2%
                  Stanley P. Brown, III                                    0                    -                   -
                  Lila Pfleger, CPA                                        0                    -                   -
                  Oscar R. Scofield                                        0                    -                   -
                  Dr. John H. Bell (3)                                     0                    -                   -
                  All officers and directors
                     as a group (five persons)(2)(3)                 250,000                  100%               99.4%

*        represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Series A Convertible Preferred Stock at March 28, 2003. At March 28, 2003 the holders of our outstanding shares of common stock and Series A Convertible Preferred Stock were entitled to an aggregate of 19,141,449 votes at any meeting of our shareholders, which includes 391,449 votes attributable to the outstanding shares of common stock and 18,750,000 votes attributable to the outstanding shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock entitles the holder to 75 votes at any meeting of our shareholders and such shares will vote together with our common shareholders.

(2) Dr. Bishop's beneficial ownership of common stock 25,000 shares of common stock owned by the Baker O. Bishop Irrevocable Trust, 25,000 shares of common stock owned by the Kristin K. Bishop Irrevocable Trust and 25,000 shares of common stock owned by the Thompson A. Bishop Irrevocable Trust. Dr. Bishop serves as co-trustee for each of these trusts. Percentage of Voting Control includes the 250,000 shares of our Series A Convertible Preferred Stock held by Dr.

         Bishop which entitles him to 18,750,000 votes and 207,051 votes attributable to shares of our common stock owned or controlled by him.

(3) Dr. Bell's beneficial ownership of common stock includes 40,174 shares of common stock held for the benefit of his wife, Jane P. Bell, over which Dr. Bell has voting control.

(4) RM Consulting LLC's address is 1729 Midpark Road, Suite C-200, Knoxville, Tennessee 37921. Rick Swafford, CPA is a control person of RM Consulting LLC.

(5)      Mrs. Chesnutt's address is 6200 Devon Drive, Columbia, Maryland 21044.

(6) Includes 42,000 shares of our common stock underlying common stock purchase warrants exercisable at $10.00 per share.

(7) Includes 1,650 shares of our common stock underlying options granted under our 2002 Stock Option Plan exercisable at $10.00 per share.

(8) Includes 5,000 shares of our common stock underlying options granted under our 2002 Stock Option Plan exercisable at $10.00 per share.

(9) Mr. Archer W. Bishop III, the adult son of Dr. Bishop, is the beneficiary and co-trustee of this trust. Dr. Bishop disclaims beneficial ownership of such shares. The trust's address is c/o 4823 Old Kingston Pike, Knoxville, Tennessee 37919.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Roxanne K. Beilly, Esq. incorporated our company in May 1998 and received 150 shares of our common stock, valued at our par value of $0.001 per share, as consideration for her services in connection with the formation. Ms. Beilly was our sole officer, director and shareholder from May 1998 until April 30, 2001 during which period no activities occurred. Ms. Beilly formed our company as a shelf corporation, or a privately-held corporation which has no business, operations or assets, to be made available to her clients for use in possible business combinations as part of her legal practice. In April 2001 T. Lynn Tarpy, Esq. was elected our sole officer and director, and Ms. Beilly resigned her positions with our company.

           Mr. Tarpy served as our sole officer and director from April 2001 until the closing of our transaction with American Life described elsewhere in this annual report. As compensation for his services to us, in February 2002 he was issued 25,000 shares of our common stock. While no other issuances of our securities had occurred since the original issuance to Ms. Beilly which would have resulted in an increase the fair market value of our common stock from par value, in conjunction with the preparation of the financial statements contained in this annual report we elected to value the shares issued to Mr. Tarpy at $5.00 per share which equaled the price paid by investors in our private placement which closed contemporaneously with the American Life share exchange.

           Both Ms. Beilly and Mr. Tarpy are considered "promoters" of our company. The rules and regulations of the SEC define a promoter to include any person who, acting alone or in conjunction with one or more other persons, directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer or any person who, in connection with the founding and organizing of the business or enterprise of an issuer, directly or indirectly receives in consideration of services or property, or both services and property, 10% or more of any class of securities of the issuer or 10% or more of the proceeds from the sale of any class of such securities. Other than the stock issuance described above, there were no other transactions between our company and either of Ms. Beilly or Mr. Tarpy during their respective tenures as our officers and directors. Ms. Beilly, through the law firms with which she has practiced, has represented us since January 2002. Other than these customary legal fees, we are not providing any additional compensation to Ms. Beilly.

           From time to time Dr. Bishop has advanced us funds for operating expenses and to provide additional capital. During 2000 we borrowed $72,184 from Dr. Bishop in exchange for a demand note payable with interest at 10% per annum. At December 31, 2001 this amount, plus an additional $10,000 of borrowings and accrued interest of $6,816, was converted by Dr. Bishop into 4,450 shares of common stock of our American Life subsidiary, which he subsequently exchanged for shares of our common stock in the June 2002 share exchange described earlier in this annual report.

           In August, 2002 we issued Dr. Bishop 250,000 shares of our newly created Series A Convertible Preferred Stock as consideration for the granting to us by him of a $250,000 line of credit. Under the terms of the credit line, we may borrow up to the maximum amount of the line in one or more draws. This aggregate principal amount of $70,777.26 previously advanced to us by Dr. Bishop which remained outstanding as of June 30, 2002 is included in the amount advanced to us by Dr. Bishop and shall be included in the sums due him under the line of credit. These draws will bear interest at the rate of one percent over prime, adjusted quarterly, with the current interest rate set at 5.75%. Beginning on December 31, 2002 and thereafter payable quarterly, we will make a payment of interest accrued to the date of such payment. We can repay the amounts due under the credit line at any time without premium of penalty in whole or in part and if not sooner paid, the entire unpaid principal balance hereof and accrued interest thereon shall be due and payable in August 2004, subject to renewal by Dr. Bishop. The Series A Convertible Preferred Stock carries super majority voting rights and is designed to ensure Dr. Bishop's continued control of our company. As described elsewhere herein, for purposes of our financial statements we have valued these shares at $5.00 per share, for a total of $1,250,000. Of this amount $250,000 was recorded as prepaid financing costs and this non-cash amount is being amortized over the two year term of the note. The remaining $1,000,000 was recorded as interest expense and taken as a one time non-cash charge in fiscal 2002.

           Oscar Scofield, a member of our board of directors, has provided consulting services to us on a monthly basis from 1999 until February 2002. These services were provided by his company, The Chapfield Corporation, from January 1999 until August 2000, and individually from September 2000 until February 2002. We paid a monthly consulting fee of $2,000 from January 1999 until October 2001, when the monthly fee was reduced to $416.67.

           The wife of Stanley P. Brown, III, our president and a member of our board of directors, provides secretarial services to us from time to time. We paid Mrs. Brown $9,113 and $7,937 for her services in fiscal 2002 and fiscal 2001, respectively.

           In December 2001 we engaged Rodefer Moss & Co, PLLC, who had formerly served as the independent auditors of our American Life subsidiary, to provide certain consulting services to us in connection with the share exchange and the registration statement we filed with the SEC to register certain shares of our common stock for resale as described earlier in this annual report. For their services, we issued RM Consulting LLC, an affiliate of Rodefer Moss & Co, PLLC, 25,000 shares of our common stock. As with the shares issued to Mr. Tarpy which are described above, we valued the shares issued to RM Consulting LLC at $5.00 per share which equaled the offering price of the shares sold in our private placement which closed in June 2002.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1        Articles of Incorporation(1)
3.2        Amended and Restated Articles of Incorporation(1)
3.3        Articles of Amendment to the Amended and Restated Articles of
           Incorporation(1)
3.4        By-Laws(1)
3.5        Articles of Amendment to the Amended and Restated Articles of
           Incorporation(1)
4.1        Form of Common Stock Purchase Warrant(1)
10.1       Share Exchange Agreement dated June 22, 2002 (1)
10.2 Reinsurance Agreement with Allianz Life Insurance Company of North American, and addendums (1)
10.3 Annuity Retrocession Agreement with Hanover Reassurance Company of North America(1)
10.4       Unsecured Revolving Credit Note in the principal amount of
           $250,000(1)
10.5       American Life Holding Company, Inc. 2002 Stock Option Plan(1)
10.6 Agreement between The American Life and Annuity Company, Inc. and Martin & Company, L.P.(1)
16.1 Letter from Rodefer Moss & Co PLLC regarding change of certifying accountants(1)
21         Subsidiaries of the registrant(1)
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to American Life Holding's registration statement on Form SB-2, SEC file number 333-99415, as amended, and as declared effective by the SEC on February 12, 2003.

(b) Reports on 8-K

           None.

ITEM 14.   CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

                                    AMERICAN LIFE HOLDING COMPANY, INC.

March 26, 2003
                                    By:  /s/ Stanley P. Brown, III
                                         -----------------------------
                                             Stanley P. Brown, III, President,
                                             Principal Executive Officer, and
                                             Principal Accounting and Financial
                                             Officer

           In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                              TITLE                           DATE
         ---------                              -----                           ----

/s/ Dr. Archer W. Bishop, Jr.              Chairman                        March 26, 2003
-------------------------------
Dr. Archer W. Bishop, Jr.


/s/ Stanley P. Brown, III                  President, CEO,                 March 26, 2003
-------------------------------            Principal Executive,
Stanley P. Brown, III                      Principal Accounting
                                           and Financial Officer
                                           and director


/s/ Lila K. Pfleger                        Secretary, Treasurer            March 26, 2003
-------------------------------            and director
Lila K. Pfleger


/s/ Oscar R. Scofield                      Director                        March 26, 2003
-------------------------------
Oscar R. Scofield


/s/ Dr. John H. Bell                       Director                        March 26, 2003
-------------------------------
Dr. John H. Bell

                                  CERTIFICATION

         I, Stanley P. Brown, III,  certify that:

         1. I have reviewed this annual report on Form 10-KSB of American Life Holding Company, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         March 26, 2003

                                    By:  /s/ Stanley P. Brown, III
                                        ---------------------------
                                             Stanley P. Brown, III, President,
                                             Principal Executive Officer, and
                                             Principal Accounting and Financial
                                             Officer

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders
The American Life Holding Company, Inc. and Subsidiary
  (Formerly B & B Capital Group, Inc. and Subsidiary)
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of The American Life Holding Company, Inc. and Subsidiary (formerly B & B Capital Group, Inc. and Subsidiary) as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Life Holding Company, Inc. and Subsidiary (formerly B & B Capital Group, Inc. and Subsidiary) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Chattanooga, Tennessee
March 26, 2003

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

                                     ASSETS

                                                          2002            2001
                                                      ------------    ------------
Cash and investments:
    Cash                                              $     89,394    $      7,835
    Available-for-sale securities (amortized cost -
      $2,117,364 and $2,168,289, respectively)           2,273,546       2,221,625
                                                      ------------    ------------
                                                         2,362,940       2,229,460

Accrued investment income                                   40,622          41,357
Funds withheld at interest subject to restrictions       9,389,787       9,460,220
Prepaid financing costs                                    208,332               0
Property and equipment, net                                  2,179           3,025
Unamortized policy acquisition costs                       517,966         498,389
Deferred tax asset                                         111,600          93,200
Other assets                                                     0          25,000
                                                      ------------    ------------

    TOTAL ASSETS                                      $ 12,633,426    $ 12,350,651
                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits                               $  9,733,626    $  9,787,275
Note payable                                                70,777               0
Accounts payable and accrued expenses                       14,081              56
                                                      ------------    ------------

    TOTAL LIABILITIES                                    9,818,484       9,787,331
                                                      ------------    ------------

TEMPORARY EQUITY                                         1,250,000               0
                                                      ------------    ------------

Common stock, $0.001 par value; 100,000,000 shares
  authorized; issued and outstanding, 391,449 and
  319,799 shares                                               392             320
Additional paid-in capital                               2,937,809       2,937,809
Accumulated deficit                                     (1,495,240)       (415,545)
Accumulated other comprehensive income                     121,981          40,736
                                                      ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                           1,564,942       2,563,320
                                                      ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 12,633,426    $ 12,350,651
                                                      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                     THE AMERICAN LIFE HOLDING COMPANY, INC.
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

                                                                2002          2001
                                                            -----------    -----------
REVENUES
  Investment income                                         $   634,059    $   429,613
  Realized investment gains                                      10,859         20,274
                                                            -----------    -----------
                                                                644,918        449,887

EXPENSES
  Interest to contractholders                                   491,455        239,339
  General insurance expenses                                    205,584        181,561
  Taxes, licenses and other                                       7,530         10,539
  Recapitalization expense                                       16,971              0
                                                            -----------    -----------
                                                                721,540        431,439

OTHER INCOME (EXPENSE)
  Interest (including a $1,000,000 charge in 2002 related
    To issuance of preferred shares in temporary equity)     (1,043,073)        (7,242)
                                                            -----------    -----------


 INCOME (LOSS) BEFORE INCOME TAXES                           (1,119,695)        11,206
  Income tax benefit (expense)                                   40,000         (2,200)
                                                            -----------    -----------

NET INCOME (LOSS)                                           $(1,079,695)   $     9,006
                                                            ===========    ===========


BASIC EARNINGS PER SHARE                                    $     (3.02)   $      0.03
                                                            ===========    ===========

DILUTED EARNINGS PER SHARE                                  $       N/A    $      0.03
                                                            ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                             357,489        315,361
                                                            ===========    ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                         N/A        338,021
                                                            ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

                                                                                                       ACCUMULATED
                                                                      ADDITIONAL                          OTHER
                                           COMMON STOCK                 PAID-IN        ACCUMULATED     COMPREHENSIVE
                                         SHARES         AMOUNT          CAPITAL          DEFICIT       INCOME (LOSS)       TOTAL
                                      -----------     -----------     -----------      -----------      -----------     -----------
Balance,
 January 1, 2001                          315,349     $       315     $ 2,848,814      $  (424,551)     $       906     $ 2,425,484
 Shares issued in payment of note           4,450               5          88,995               --               --          89,000
  Net Income                                   --              --              --            9,006               --           9,006

Unrealized gain on
available-for-sale
securities, net of tax
of $12,000                                     --              --              --               --           39,830          38,830

(Total Comprehensive
Income $48,836)
                                      -----------     -----------     -----------      -----------      -----------     -----------
Balance December 31, 2001                 319,799             320       2,937,809         (415,545)          40,736       2,563,320



Shares issued for
acquisition (Note 1)                       71,650              72              --               --               --              72

  Net loss                                     --              --              --       (1,079,695)              --      (1,079,695)

Unrealized gain on
available-for-sale
securities, net of
tax of $21,600                                 --              --              --               --           81,245          81,245

(Total Comprehensive
Loss $998,450)
                                      -----------     -----------     -----------      -----------      -----------     -----------

                                          391,449     $       392     $ 2,937,809      $(1,495,240)     $   121,981     $ 1,564,942
                                      ===========     ===========     ===========      ===========      ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

                                                                    2002            2001
                                                                -----------      -----------
OPERATING ACTIVITIES
  Net income (loss)                                             $(1,079,695)     $     9,006
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Depreciation and amortization                                    65,843           10,650
    Deferred taxes                                                  (40,000)           2,200
    Stock issued in payment of interest to stockholder                   --            6,816
    Interest charge related to issuance of preferred shares
      In temporary equity                                         1,000,000
    Realized gains on investment securities                         (12,798)         (26,189)
    Realized losses on investment securities                          1,940            5,915
    (Increase) decrease in:
      Funds withheld at interest                                     70,433       (6,533,784)
      Accrued investment income                                         735            2,357
    Increase (decrease) in:
      Contract holder funds                                         (53,649)       6,762,504
      Accounts payable and accrued expenses                         (93,403)          (6,015)
                                                                -----------      -----------
        Net cash provided by (used in) operating activities        (140,594)         233,460
                                                                -----------      -----------

INVESTING ACTIVITIES
  Contract acquisition costs                                        (39,738)        (299,691)
  Proceeds from the sale of investments                             470,722          620,899
  Proceeds from maturities of investments                           125,000          670,000
  Other assets                                                       25,000          (25,000)
  Purchase of investment securities                                (537,108)      (1,273,280)
                                                                -----------      -----------
      Net cash provided (used) in investing activities               43,876         (307,072)
                                                                -----------      -----------

FINANCING ACTIVITIES
  Cash obtained in acquisition                                      107,500                0
  Proceeds from stockholder note                                     70,777           10,000
                                                                -----------      -----------
      Net cash provided by financing activities                     178,277           10,000
                                                                -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     81,559          (63,612)

  Cash and cash equivalents, beginning of year                        7,835           71,447
                                                                -----------      -----------

  Cash and cash equivalents, end of year                        $    89,394      $     7,835
                                                                ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 1 - FORMATION AND BASIS OF PRESENTATION

         These consolidated financial statements include the accounts of American Life Holding Company, Inc. ("ALH," formerly B&B Capital Group, Inc.) and the accounts of its subsidiary, The American Life & Annuity Company, Inc. ("ALAC"). All inter-company balances have been eliminated in consolidation.

         On June 22, 2002, the shareholders of ALH exchanged a total of 319,799 shares of its common stock for a like number of common shares in ALAC, which was 100% of ALAC's then issued and outstanding shares. This resulted in ALAC being a wholly-owned subsidiary of ALH.

         This share exchange, which was structured to be a tax-free exchange under the Internal Revenue Code of 1987, as amended, resulted in a change in control of ALH. ALH's sole officer and director resigned at the closing of the share exchange and ALH's current officers and directors, who were the officers and directors of ALAC were appointed. Following the share exchange, the former shareholders of ALAC as a group retained or received the larger portion of the voting rights in ALH, and the governing body and management of ALH are those of ALAC. Since at the time of the acquisition, ALH had no significant operations, liabilities or assets, the beginning equity balances of ALAC have been presented as a recapitalization of ALAC whereby 319,799 (post reverse split - see note 2) common shares are accounted for as the subsequent issuance of 71,650 shares for the net assets of ALH. As a result, the historical financial statements of ALAC are the continuing historical financial statements of the resulting company ("the Company"). The principal purpose of the merger is to permit the combined entities to become an organization whose shares may be traded on a public exchange. It is the intent of management to seek additional capital in the future from public markets to facilitate further growth of the Company's reinsurance operations.

         ALH was formed as B & B Capital Group, Inc. in May 1998 and issued 150 shares of its $.001 par value to its incorporator. Its purpose was to seek, develop and/or acquire an operational company. It had no operations through December 31, 2001. In February 2002, it issued 50,000 shares of its common stock valued at $250,000 ($5 per share) for services in connection with the transaction discussed above and for ongoing capital structure matters. In connection with the share exchange in June 2002, B & B Capital Group, Inc. changed its name to American Life Holding Company, Inc. and sold an aggregate of 21,500 shares of its common stock to 20 accredited investors in a private transaction exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D of the act. ALH received gross proceeds of $107,500 from this offering.

         Costs incurred through December 31, 2002 in connection with the recapitalization and share exchange total $124,471. To the extent of cash acquired in the recapitalization ($107,500), these expenses were charged against additional paid-in capital.

         ALAC was established as a Tennessee corporation in 1992. In November 1997 it was issued a Certificate of Authority by the Tennessee Department of Commerce and Insurance allowing it to accept life, health and annuity insurance risks on either a primary or reinsurance basis. ALAC's activities are currently focused on the reinsurance of fixed rate annuity insurance products.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 1 - FORMATION AND BASIS OF PRESENTATION (Continued)

         The consolidated balance sheet at December 31, 2002 includes the effects of the recapitalization. Prior to February 2002, there were no operations in B&B Capital Group, Inc. Accordingly, pro-forma information is only presented for the year ended December 31, 2002.

         Giving effect to the above transactions as of January 1, 2002, the Company's condensed pro-forma consolidated income statement would appear as follows:

                                                            B & B          PRO-FORMA
                                            ALH            CAPITAL           TOTAL
                                        -----------      -----------      -----------
Revenues
  Investment income                     $   634,059      $       127      $   634,186
  Realized investment gains                  10,859               --           10,859
                                        -----------      -----------      -----------
                                            644,918              127          645,045
Expenses
  Interest to contract holders              491,455               --          491,455
  General insurance expenses                205,584               --          205,584
  Recapitalization expense                   16,971          250,000          266,971
  Taxes, licenses and other                   7,530              901            8,431
                                        -----------      -----------      -----------
                                            721,540          250,901          972,441
Other expenses
  Interest                               (1,043,073)              --       (1,043,073)
                                        -----------      -----------      -----------
    Net loss before income taxes         (1,119,695)        (250,774)      (1,370,469)
Income tax benefit                           40,000               --           40,000
                                        -----------      -----------      -----------
    Net loss                            $(1,079,695)     $  (250,774)     $(1,330,469)
                                        ===========      ===========      ===========

Basic loss per share                    $     (3.38)     $       n/a      $     (3.40)
                                        ===========      ===========      ===========

Weighted average shares outstanding         319,799              n/a          391,449
                                        ===========      ===========      ===========

         All potentially dilutive securities in 2002 are anti-dilutive due to the net loss from operations for the pro-forma year ended December 31, 2002.

         As a result of the change of control in B&B Capital, management does not expect the Company to receive any benefit from the net operating loss in B&B Capital for the period from January 1 to June 22, 2002. Accordingly, the above presentation includes no provision for any income tax benefit related to accumulated losses of B&B Capital.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS
         Annuity contract policies reinsured by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts represent assumed reinsurance, primarily with a subsidiary of one of the five largest insurance holding companies in the world which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

         The Company monitors economic and regulatory developments that have the potential to impact its business. The market for deferred annuities is enhanced by the tax incentives available under current law. Any legislative changes that lessen these incentives are likely to negatively impact the demand for these products.

         STATUTORY FINANCIAL INFORMATION
         The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Tennessee Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices permitted by the Tennessee Department of Insurance but not so prescribed. Any permitted statutory accounting practices that the Company follows do not have a significant impact on statutory surplus or statutory net income.

         The NAIC's codification's initiative has produced a comprehensive guide of revised statutory accounting principles. The NAIC approved a January 1, 2001, implementation date for the newly developed guidance, but companies must adhere to the implementation date adopted by their state of domicile. In 2001, the Company's state of domicile, Tennessee, completed its review of the codification to determine its effect on existing state laws and regulations. As a result, Tennessee adopted the codification with an effective date of January 1, 2001. The requirements did not have a material impact on the statutory surplus of the Company.

         REVENUE RECOGNITION
         Reinsurance assumed on annuity business generates investment income over time on the assets held on our behalf by ceding companies. The company recognizes investment income from ceding companies and interest on its bond portfolio as interest income when the interest and investment income becomes due and its collection is reasonably assured.

         INVESTMENTS
         Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company's securities are accounted for as available-for-sale to reflect management's intent with respect to the Company's debt securities portfolio. These securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders' equity. The Company uses the specific identification method to determine the cost of securities sold.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         FUNDS WITHHELD AT INTEREST SUBJECT TO RESTRICTIONS
         Funds withheld at interest subject to restrictions are funds held by ceding companies under coinsurance agreements whereby we receive the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding companies.

         The availability of these funds to us is subject to certain restrictions. The Company can liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsurers, a process known in the insurance industry as retroceding. Although no approval to retrocede any annuity contracts to another reinsurer is required if the amount of the contracts does not exceed 5% of the Company's total assets, if the Company should wish to retrocede any of our contracts to another reinsurer to liquidate our funds withheld at interest in an amount which exceeds this 5% limitation, the Company must first obtain regulatory approval from the State of Tennessee. To institute this approval process, the Company would be required to file a prescribed form with the Insurance Commissioner's office describing the transaction and including the name of the reinsurer. The Insurance Commissioner's office has access to the financial information of licensed insurance companies throughout the United States through the NAIC system, which acts to facilitate the transfer request. By statute, the Insurance Commissioner's office must approve or deny the transaction within 30 days.

         DEFERRED POLICY ACQUISITION COSTS
         Deferred policy acquisition costs represent those costs that vary with and are primarily related to the production of new business. These acquisition expenses are deferred and charged against income through amortization. Amortization is computed using proportional methods for each block of contracts based on the ratio of individual period gross profits to expected total gross profits arising from the contracts over the estimated lives of the related contracts, currently estimated to be twenty years for the Company's existing annuity contracts. In estimating such lives, management principally utilizes the experience of the ceding companies that generally take into account the frequency of early surrenders of contracts and the average term to complete annuitization of the contracts. Annuitization refers to when the contract holder asks for payment, either in a series of payments or in a lump sum. The contracts have no specified date that requires the holder to annuitize. However, current US tax laws require holders to annuitize upon reaching a certain age or suffer adverse tax consequences.

         At each reporting date, unamortized policy acquisition costs are subjected to tests, by block of contacts, to determine whether the cost of business acquired remains recoverable, and the cumulative amortization is re-estimated and adjusted by a cumulative charge to current operations when applicable. As a means for making such estimates, the Company generally relies on data obtained from the ceding companies regarding economic lives, attrition, trends and pattern of payments.

         Until a contract reaches the annuitization phase, they are considered to be in the accumulation phase. The Company's ceded contracts in force are primarily in the accumulation phase. Amortization expense for 2002 and 2001 totaled $20,161 and $7,736 , respectively.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         STOCK WARRANTS
         The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123. The Company continues to use the intrinsic value approach as prescribed by APB Opinion No. 25 in measuring equity transactions with employees. Accordingly, no compensation cost has been recognized for the stock option plan with employees.

         USE OF ESTIMATES
         The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our most significant assumptions are for assumed reinsurance liabilities and deferred acquisition costs. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

         CASH AND CASH EQUIVALENTS
         The Company considers cash on hand, deposits in banks, certificates of deposit and investments with original maturities of three months or less to be cash and cash equivalents.

         INCOME TAXES
         Deferred income taxes are provided for temporary differences in reporting income for financial statement and tax purposes arising primarily from differences in the methods of accounting for policy acquisition costs and net operating losses.

         GOODWILL AND INTANGIBLE ASSETS
         In June 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Adoption of SFAS 141 and 142 did not have a material effect on the Company's financial position or results of operation.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         NEW ACCOUNTING STANDARDS
          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, which addressed accounting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 retains much of the requirements of SFAS 121 and provides for resolution of implementation issues. It also removes goodwill from its scope and, therefore, eliminates the requirement of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also makes various technical corrections to existing pronouncements to clarify meanings, or describe their applicability. In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the Liability is incurred rather than at the date of an entity's commitment to an exit plan as was required under prior pronouncements. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

         The issuance of SFAS No.'s 143 through 146 does not currently affect the Company. The Company adopted SFAS No's 143 through 146 during 2002, and there was no material effect on its financial statements as a result of their adoption.

         CONCENTRATION OF RISK
         The Company maintains its cash on deposit at a financial institution that provides $100,000 in deposit insurance.

         INCOME PER SHARE
         As discussed in Note 1, the historical financial statements are those of ALAC. However, in accordance with generally accepted accounting principles, the capital structure represents that of ALH. In December 2001, holders of all of the then outstanding preferred shares (235,053 post split) in ALAC elected to convert them into an equal number of common shares in ALAC. Also, just prior to the share exchange discussed in Note 1, ALAC effected a 1 for 10 reverse split of its shares. All share information presented gives retroactive effect to the conversion and stock split.

         Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants.

         For the year ended December 31, 2002 and 2001, all securities convertible into common shares were anti-dilutive.

NOTE 3  - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         Interest paid in 2002 and 2001 was $1,405 and $426 , respectively. No income taxes were paid in any period presented. In 2002, liabilities of $101,237 were assumed in the acquisition as discussed in note 1. Also, the Company issued 4,450 shares of common stock in payment of a note to its principal stockholder as discussed in note 8.

NOTE 4 - INVESTMENTS

         Major categories of investment income are summarized as follows:

                                                            2002         2001
                                                            ----         ----

         Fixed maturities                                $ 125,563    $ 128,812
         Interest bearing cash                               4,384        5,161
         Investment income credited by reinsured           514,408      306,868
                                                         ---------    ---------
                                                           644,355      440,841
         Investment expenses                               (10,296)     (11,228)
                                                         ---------    ---------
         Total                                           $ 634,059    $ 429,613
                                                         =========    =========

         The amortized cost and estimated fair values of investments in bonds at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.
                                                        AMORTIZED
                                                          COST      FAIR VALUE
                                                       ----------   ----------
         Due in one year or less                       $  428,158   $  428,514
         Due after one year through five years            919,843      985,476
         Due after five years through ten years           683,044      757,856
         Thereafter                                        86,319      101,700
                                                       ----------   ----------
         Total                                         $2,117,364   $2,273,546
                                                       ==========   ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 4 - INVESTMENTS (Continued)

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31, 2002 and 2001 are as follows:

                                                      GROSS          GROSS
                                      AMORTIZED     UNREALIZED     UNREALIZED
         2002                           COST          GAINS          LOSSES      FAIR VALUE
                                     -----------   -----------    -----------    -----------
         Obligations of states and
          political subdivisions     $   921,432   $    75,132    $       (22)   $   996,542
         Utilities                     1,044,451        76,823             --      1,121,274
         Corporate debt securities       151,481         5,308         (1,059)       155,730
                                     -----------   -----------    -----------    -----------
                                     $ 2,117,364   $   157,263    $    (1,081)   $ 2,273,546
                                     ===========   ===========    ===========    ===========

                                                                                        2001
         Obligations of states and
          political subdivisions     $ 1,241,710   $    34,928    $    (1,638)   $ 1,275,000
         Utilities                       100,000         2,822             --        102,822
         Corporate debt securities       826,579        19,378         (2,155)       843,803
                                     -----------   -----------    -----------    -----------
                                     $ 2,168,289   $    57,128    $    (3,793)   $ 2,221,625
                                     ===========   ===========    ===========    ===========

         Proceeds from sales of investments in bonds during 2002 and 2001 were $595,722 and $1,290,899, respectively. Realized on those sales in 2002 and 2001 were net gains of $10,858 and $20,274, respectively.

NOTE 5 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

         Cash and short-term investments are carried at cost, which is a reasonable estimate of fair value. Amount due from reinsurer is stated at settlement value, which approximates fair value because of its short-term maturity. For investment securities (bonds), fair values are based on quoted market prices or dealer quotes. If a quoted price is not available, fair value is estimated by management using quoted market prices for similar securities.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 6 - PROPERTY AND EQUIPMENT

         Significant classes of property and equipment are presented below:

                                                        2002          2001
                                                      --------     --------
         Office furniture and equipment               $ 12,329     $ 12,329
         Less accumulated depreciation                 (10,150)      (9,304)
                                                      --------     --------
                                                      $  2,179     $  3,025
                                                      ========     ========

         Depreciation expense for the years ended December 31, 2002 and 2001 totaled $846 and $1,692, respectively.

NOTE 7 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2002 and 2001, credited interest rates on contract liabilities ranged from 3.83% to 6.90% and from 4.40% to 6.90%, respectively for the Company's contracts, which feature variable rates after a guaranteed rate of return period ranging from one to seven years.

         The composition of these liabilities at December 31, 2002 is presented below:

                                                              CONTRACT
                                             CASH              HOLDER
               YEAR OF ISSUE                 VALUE            DEPOSITS
                                          ----------         ----------

                  1997                    $1,969,143         $1,972,416
                  1998                     4,413,191          4,621,143
                  1999                     2,590,970          2,738,833
                  2000                       370,952            395,893
                  2001                         4,957              5,341
                                          ----------         ----------
                                          $9,349,213         $9,733,626
                                          ==========         ==========

NOTE 8 - RELATED PARTY TRANSACTIONS

         In 2001, the Company exchanged 4,450 shares of its common stock for the payment of a note due to the principal stockholder amounting to $89,000 in principal plus accrued interest of $6,816. As of December 31, 2002, $70,777 was owed the principal stockholder under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate set at 5.75% (see note 12).

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company rents its facility under an operating lease calling for payments of $8,400 annually. The lease expired in October 2001. The Company currently rents on a month-to-month basis under the same terms and conditions.

         The Company has operational commitments under two primary agreements: a reinsurance agreement, and a general agency and marketing agreement.

         In 1997, with an effective date of December, 1996, the Company entered into an automatic reinsurance agreement on a modified coinsurance basis with Allianz Life Insurance Company of North America (Allianz), one of the top fifty life insurers in North America and a subsidiary of one of the five largest insurance holding companies in the world. Allianz has agreed to cede reinsurance on 15% of all Ultima annuities sold by it and 40% of all annuities sold by the Company's agencies, subject to statutory limitations. The agreement calls for the Company to pay its pro-rata share of the acquisition costs for the specified annuity business and to put its assets at risk. The agreement calls for the establishment of a funds withheld account for the benefit of the Company. Monthly, the funds withheld account is adjusted by deducting statutory reserves on the last day of the preceding month from statutory reserves on the last day of the current month. Allianz is to retain the gross investment income derived from assets, which it is to hold but to pay monthly interest at a calculated rate applied to average balances in the funds withheld account.

         In 1998, the provisions of the Allianz agreement discussed above were effectively extended to include a 15% retrocession of Allianz policies sold by Reassurance Company of Hannover (Hannover) and ceded 100% to Hannover by Allianz. Terms of the Hannover Retrocession agreement are substantially similar to the Allianz agreement.

         Effective October 1, 2001, the Company assumed, on a funds withheld basis, approximately $6.5 million dollars in annuity business representing the previously unceded portions of Ultima annuities originating from Allianz or Company sales efforts. In exchange for this block of business, the Company agreed to a crediting interest rate 60 basis points less than that applied to business previously assumed from Allianz.

         Under these two agreements, funds held for the benefit of the Company, $9,389,787 and $9,460,220 and the related obligations of $9,733,626 and $9,787,275 at December 31, 2002 and 2001, respectively, are included on the accompanying balance sheets under the captions "Funds withheld at interest subject to restrictions" and "Contract holder deposits."

         The general agency and marketing agreement calls for the Company to recruit, train and manage general agents in the solicitation of policies throughout the United States. The Company receives a 1.20% compensation allowance on new policies and an additional .0042% monthly on policies in force thirteen months or longer.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulation, controls on medical care costs, tax law changes affecting the taxation of insurance companies, tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. Any ultimate or eventual effects to the Company of these initiatives are uncertain.

NOTE 10 - INCOME TAXES

         The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

         The provisions for income taxes for the years ended December 31, 2002 and 2001 are comprised as follows:

                                                          2002        2001
                                                        --------    --------
         Currently payable                              $     --    $     --
         Deferred federal tax benefit (expense)           28,600      (1,600)
         Deferred state tax benefit (expense)             11,400        (600)
                                                        --------    --------
                                                        $ 40,000    $ (2,200)
                                                        ========    ========

         Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                                       2002         2001
                                                                    ---------    ---------
         Computed expected income tax (benefit) expense             $(380,696)   $   3,810
         Expenses not deductible for income tax purposes              354,167           --
         Excess of tax over book basis of recapitalization
            expenses                                                  (36,550)          --
         Reversals of temporary differences
            at lower than expected rates                               35,138       (2,282)
         State taxes                                                  (12,059)         672
                                                                    ---------    ---------
                                                                    $ (40,000)   $   2,200
                                                                    =========    =========


             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2002 are as follows:

              Net operating loss carryforwards                      $133,200
              Unrealized holding gain on
                 available for sale securities                       (21,600)
                                                                   ---------
                                                                   $ 111,600
                                                                   =========
         Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

         The Company had available, to offset taxable income, cumulative net operating loss carryforwards arising from the periods since the year ended December 31, 1992 of approximately $790,000 at December 31, 2002. The carryforwards begin expiring in 2012.

NOTE 11 - STOCKHOLDERS' EQUITY

         The Company's authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, par value $.001 per share, of which 250,000 shares have been designated as Series A Preferred Stock. The remaining 4,750,000 shares of the preferred stock remain without designation.

         ALAC is required by statute of the State of Tennessee, its domiciliary state, to maintain minimum capital and surplus of $1,000,000 each.

         Statutory capital at December 31, 2002 and 2001 was $1,119,281 and $1,119,281, and statutory surplus was $1,208,653 and $1,301,741, at
         December 31, 2002 and 2001, respectively. Generally, deferred acquisition costs are not admitted as assets for statutory purposes, and therefore, equity balances under statutory accounting principles do not reflect any value for deferred acquisition costs.

         Additionally, valuation reserves are imposed by statute which act as restrictions of retained earnings. Restrictions of retained earnings under these valuation reserves were approximately $31,300 and $29,000 at December 31, 2002 and 2001, respectively.

         Risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC) became effective for life insurance companies in 1994. RBC requires life insurance carriers to maintain minimum capitalization levels based on a four-part formula. As of December 31, 2002 and 2001, the Company's total adjusted surplus exceeded its authorized control level RBC.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

         The ability of ALAC to pay dividends is dependent on obtaining prior written approval of the Tennessee Department of Insurance.

         In August 2002, the Company adopted a stock option plan (the "Plan"). Under the Plan, incentive stock options ("ISOs") and nonqualified stock options ("NSOs") may be granted to the Company's officers, employees and outside consultants for the purchase of up to 2,000,000 shares of the Company's common stock. Scheduled vesting is at the discretion of the Plan's committee, and expiration dates for the grants may extend up to ten years from grant date, except for any employee owning more than 10 % of the Company's common stock ("10% owner"), in which case the term for exercise is limited to five years. The exercise prices of any ISO shall not be less than 100%, or 110% in the case of any 10%owner, of the fair market value of the Company's common stock at grant date.

         In October 2002, the Company offered holders of the 55,500 warrants in ALAC that were outstanding prior to the share exchange the opportunity to exchange their ALAC warrants into ALH warrants or ALH options
         (ISOs). Of the 55,500 ALAC warrants, 11,000 were exchanged for ISOs of ALH and 44,500 were exchanged for warrants of ALH. The 11,000 ISOs, representing the only outstanding options under the Plan, are vested and are exercisable for up to 10 years. The ALH warrants are vested and are exercisable in perpetuity. Exercise price of the 11,000 ISOs and 44,500 warrants remained at $10 per share as existed for the ALAC warrants. At the exchange date, the fair market value of the Company's commons shares was $5.00. Accordingly, the exchange did not provide any additional value to the holders thereof and issuance of the ALH warrants and ISOs had no pro-forma effect on earnings in any period presented.

         Information regarding Plan ISOs and ALH warrants for 2002 and 2001 is as follows:

                                                  2002                                  2001
                                       ----------------------------          ----------------------------
                                                    WEIGHTED AVERAGE                      WEIGHTED AVERAGE
                                       SHARES        EXERCISE PRICE          SHARES        EXERCISE PRICE
                                       ------        --------------          ------        --------------
         Options outstanding,
             beginning of year         55,500         $   10.00              55,500         $   10.00
         Options canceled                  --               n/a              11,000         $   10.00
         Options exercised                 --               n/a                  --               n/a
         Options granted                   --         $   10.00              11,000         $   10.00
                                       ------                                ------
         Options outstanding,
             end of year               55,500         $   10.00              55,500         $   10.00
                                       ======                                ======
         Options exercisable,
             end of year               55,500         $   10.00              55,500         $   10.00
                                       ======                                ======

                                                                      2002              2001
                                                                      ----              ----

         Option price range,  end of year                           $ 10.00           $ 10.00

         Option price range, exercised shares                           n/a               n/a

         Options available for grant at end of year                       0                 0

         Weighted average fair value of options
             granted during the year                                    n/a               n/a

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 12 - TEMPORARY EQUITY

         In July, 2002 the Company's board of directors created a series of 250,000 shares of preferred stock and designated that series as Series A Preferred Stock. The designations, rights and preferences of the Series A Preferred Stock include:

         *        the stated value of each share is $.10,

         * the shares are not redeemable without the consent of the holders of a majority of the issued and outstanding shares of Series A Preferred Stock,

         * each share of Series A Preferred Stock is convertible into shares of common stock at the Company's option at a conversion rate to be mutually agreed upon at the time of conversion,

         * the shares of Series A Preferred Stock do not pay any dividends,

         * each share of Series A Preferred Stock carries voting rights equal to 75 votes, and

         * so long as the shares of Series A Preferred Stock are outstanding, the Company cannot take certain actions without the approval of the holders of a majority of the issued and outstanding shares, including:

                  -sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than 50% of voting power is transferred or disposed of;

                  -alter or change the rights, preferences or privileges of shares of Series A Preferred Stock;

                  -increase or decrease the total number of authorized shares of Series A Preferred Stock;

                  -authorize or issue, or obligate to issue, any other equity security, including any other security convertible into or exercisable for any equity security having rights, preferences or privileges over, or being on a parity with or similar to, the Series A Preferred Stock;

                  -redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any of its securities;

                  -amend its articles of incorporation or bylaws;

                  -change the authorized number of its directors;

                  -declare, order or pay any dividends on any class of securities.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 12 - TEMPORARY EQUITY (Continued)

         In August, 2002 the Company issued all 250,000 shares of this Series A Preferred Stock to Dr. Bishop in connection with the granting by him to the Company of a $250,000 line of credit. Interest on the line of credit is payable monthly at prime plus 1% and matures in August, 2004. At September 30, 2002, the Company had drawn $70,777 under the line of credit.

         The Company assigned a value of $1,250,000 ($5 per share) for the issuance of the preferred shares, recorded deferred financing costs to the extent of proceeds that may be funded under the line of credit ($250,000), and incurred a charge of $1,000,000 as interest expense for the value in excess of the credit line. Amortization of the deferred financing costs totaled $41,668 for the year ended December 31, 2002.