Form 10KSB/A
period 2002-12-31
AMERICAN LIFE HOLDING CO INC
filed 2003-04-18
CIK 1187449

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to _________

                        Commission file number 000-50196

                      American Life Holding Company, Inc.
                      -----------------------------------
                (Name of small business issuer in its charter) S

         Florida                                        52-2177342
         -------                                        ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

           4823 Old Kingston Pike
           Suite 125
           Knoxville, Tennessee                              37919
           ---------------------                             -----
           (Address of principal executive offices)        (Zip Code)

Issuer's telephone number 865-588-8228
                          ------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

      None                                         not applicable
      ----                                         --------------
(Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                                  common stock
                                  ------------
                                (Title of class)

                                  FORM 10-KSB/A
                     OF AMERICAN LIFE HOLDING COMPANY, INC.
                        FOR YEAR ENDED DECEMBER 31, 2002

         We are filing this Amendment to our Form 10-KSB for the year ended December 31, 2002 to correct the ministerial error which resulted in the failure to include the name of our independent auditors and their conformed signature on their report on our consolidated financial statements which appeared in our annual report under Part II, Item 7 of the Form 10-KSB as filed by us with the SEC on March 28, 2003. Such Part II, Item 7 commencing on page F-1 is hereby deleted in its entirety from said Form 10-KSB and substituted with the following. Other than as specifically amended hereby, no other amendments are made to our Form 10-KSB as filed on March 28, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

                                            AMERICAN LIFE HOLDING
                                            COMPANY, INC.

April 18, 2003
                                            By: /s/ Stanley P. Brown, III
                                               -----------------------------
                                            Stanley P. Brown, III, President,
                                            Principal Executive Officer, and
                                            Principal Accounting and Financial
                                            Officer

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                        TITLE                                     DATE

/s/ Dr. Archer W. Bishop, Jr.               Chairman                        April 18, 2003
----------------------------
Dr. Archer W. Bishop, Jr.


/s/ Stanley P. Brown, III                   President, CEO,                 April 18, 2003
----------------------------                Principal Executive,
Stanley P. Brown, III                       Principal Accounting
                                            and Financial Officer
                                            and director


/s/ Lila K. Pfleger                         Secretary, Treasurer            April 18, 2003
----------------------------                and director
Lila K. Pfleger


/s/ Oscar R. Scofield                       Director                        April 18, 2003
----------------------------
Oscar R. Scofield


/s/ Dr. John H. Bell                        Director                        April 18, 2003
----------------------------
Dr. John H. Bell

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

           April 18, 2003

                                            By: /s/ Stanley P. Brown, III
                                               --------------------------
                                            Stanley P. Brown, III, President,
                                            Principal Executive Officer, and
                                            Principal Accounting and Financial
                                            Officer

                          INDEPENDENT AUDITORS' REPORT




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

/s/ Henderson Hutcherson & McCullough PLLC
    --------------------------------------
    Henderson Hutcherson & McCullough PLLC

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

         The Company assigned a value of $1,250,000 ($5 per share) for the issuance of the preferred shares, recorded deferred financing costs to the extent of proceeds that may be funded under the line of crssedit ($250,000), and incurred a charge of $1,000,000 as interest expense for the value in excess of the credit line. Amortization of the deferred financing costs totaled $41,668 for the year ended December 31, 2002.