Form 10QSB
period 2003-03-31
AMERICAN LIFE HOLDING CO INC
filed 2003-05-15
CIK 1187449

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________to________________

                        Commission File Number: 000-50196

                      American Life Holding Company, Inc.
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                             52-2177342
          -------                                             ----------
 (State or other jurisdiction of                             (IRS Employer
 Incorporation or organization)                              Identification No.)

             4823 Old Kingston Pike, Suite 125, Knoxville, Tennessee
             -------------------------------------------------------
                    (Address of Principal executive offices)

         Issuer's telephone number, including area code: 865-588-8228

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)
YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 Shares of common stock as of April 30, 2003.

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended March 31, 2003

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this quarterly report, the terms "American Life Holding," " we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, the American Life and Annuity Company, Inc. , a Tennessee corporation. When used in this quarterly report, the term "American Life" refers to our subsidiary.

                                      INDEX

Part I.     Financial Information

Item 1.     Financial Statements

Consolidated Balance Sheet at March 31, 2003 (unaudited)
         and December 31, 2002..............................................1

Consolidated Statements of Operations (unaudited) for the
         three months ended March 31, 2003 and 2002.........................2

Consolidated Statements of Changes in Stockholders'
         Equity (unaudited) for the three months ended March 31, 2003.......3

Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2003 and 2002.........................4

Notes to Consolidated Financial Statements (unaudited) .....................5

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................7

Item 3.     Controls and Procedures.........................................9

Part II     Other Information...............................................9

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS

                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
 ______________________________________________________________________________

                                     ASSETS

                                                           2003            2002
                                                       ------------    ------------
Cash and investments:
    Cash                                               $    148,526    $     89,394
    Available-for-sale securities (amortized cost -
      $2,044,844 and $2,117,364, respectively)            2,168,922       2,273,546
                                                       ------------    ------------
                                                          2,317,448       2,362,940

Accrued investment income                                    24,290          40,622
Funds withheld at interest subject to restrictions        9,049,774       9,389,787
Prepaid financing costs                                     177,082         208,332
Property and equipment, net                                   1,968           2,179
Unamortized policy acquisition costs                        519,828         517,966
Deferred tax asset                                          118,800         111,600
                                                       ------------    ------------

    TOTAL ASSETS                                       $ 12,209,190    $ 12,633,426
                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits                                $  9,398,410    $  9,733,626
Note payable                                                 70,777          70,777
Accounts payable and accrued expenses                         2,477          14,081
                                                       ------------    ------------

    TOTAL LIABILITIES                                     9,471,664       9,818,484
                                                       ------------    ------------

TEMPORARY EQUITY                                          1,250,000       1,250,000
                                                       ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,000,000 shares
  authorized; issued and outstanding, 391,449 shares            392             392
Additional paid-in capital                                2,937,809       2,937,809
Accumulated deficit                                      (1,547,251)     (1,495,240)
Accumulated other comprehensive income                       96,576         121,981
                                                       ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                            1,487,526       1,564,942
                                                       ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 12,209,190    $ 12,633,426
                                                       ============    ============

See notes to consolidated financial statements.

                     THE AMERICAN LIFE HOLDING COMPANY, INC.
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (BOTH UNAUDITED)
 ______________________________________________________________________________


                                                          2003           2002
                                                       ---------      ---------
REVENUES
  Investment income                                    $ 145,045      $ 159,406
  Realized investment gains                               32,489         (1,373)
                                                       ---------      ---------
                                                         177,534        158,033

EXPENSES
  Interest to contractholders                            121,310        125,067
  General insurance expenses                              55,515         40,906
  Taxes, licenses and other                                1,560          2,025
  Recapitalization expense                                19,440             --
                                                       ---------      ---------
                                                         197,825        167,998

OTHER INCOME (EXPENSE)
  Interest                                               (32,220)            --
                                                       ---------      ---------


 LOSS BEFORE INCOME TAXES                                (52,511)        (9,965)
  Income tax benefit (expense)                               500             --
                                                       ---------      ---------

NET LOSS                                               $ (52,011)     $  (9,965)
                                                       =========      =========


BASIC LOSS PER SHARE                                   $    (.13)     $    (.03)
                                                       =========      =========

DILUTED LOSS PER SHARE                                 $     N/A      $     N/A
                                                       =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING                      391,449        319,799
                                                       =========      =========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                  N/A            N/A
                                                       =========      =========


See notes to consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
 ______________________________________________________________________________

                                                                                              ACCUMULATED
                                                             ADDITIONAL                          OTHER
                                   COMMON STOCK               PAID-IN        ACCUMULATED     COMPREHENSIVE
                              SHARES          AMOUNT          CAPITAL          DEFICIT        INCOME (LOSS)       TOTAL
                            -----------     -----------     -----------      -----------      -----------      -----------

Balance January 1, 2003         391,449     $       392     $ 2,937,809      $(1,495,240)     $   121,981      $ 1,564,942


  Net loss                           --              --              --          (52,011)              --          (52,011)

Unrealized loss on
available-for-sale
securities, net of
tax of $6,700                        --              --              --               --          (25,405)         (25,405)

(Total Comprehensive
Loss $77,416)
                            -----------     -----------     -----------      -----------      -----------      -----------

                                391,449     $       392     $ 2,937,809      $(1,547,251)     $    96,576      $ 1,487,526
                            ===========     ===========     ===========      ===========      ===========      ===========

See notes to consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (BOTH UNAUDITED)
 ______________________________________________________________________________

                                                                   2003           2002
                                                                ---------      ---------
OPERATING ACTIVITIES
  Net loss                                                      $ (52,011)     $  (9,965)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
    Depreciation and amortization                                  37,291          1,865
    Deferred taxes                                                   (500)            --
    Realized gains on investment securities                       (32,489)          (477)
    Realized losses on investment securities                           --          1,850
    (Increase) decrease in:
      Funds withheld at interest                                  340,013        575,347
      Accrued investment income                                    16,332          9,057
    Increase (decrease) in:
      Contract holder funds                                      (335,216)      (575,448)
      Accounts payable and accrued expenses                       (11,604)         7,333
                                                                ---------      ---------
        Net cash provided by (used in) operating activities       (38,184)         9,962
                                                                ---------      ---------
INVESTING ACTIVITIES
  Contract acquisition costs                                       (5,847)        (1,168)
  Proceeds from the sale of investments                           325,624        206,667
  Proceeds from maturities of investments                         300,000             --
  Purchase of investment securities                              (522,461)      (212,858
                                                                ---------      ---------
      Net cash provided (used) in investing activities             97,316         (7,359)
                                                                ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS                              59,132          2,603

  Cash and cash equivalents, beginning of period                   89,394          7,835
                                                                ---------      ---------

  Cash and cash equivalents, end of period                      $ 148,526      $  10,438
                                                                =========      =========


See notes to consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
 ______________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2002 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         Certain amounts in the 2002 financial statements have been reclassified to conform to the presentation in the current quarter.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         No interest or income taxes were paid in any period presented.

NOTE 3 - INVESTMENTS

         For the periods ended March 31, 2003 and 2002, major categories of investment income are summarized as follows:

                                                           2003          2002
                                                         ---------    ---------
         Fixed maturities                                $  25,591    $  30,473
         Interest bearing cash                                 191        3,070
         Gross investment income credited by reinsured     121,972      128,907
                                                         ---------    ---------
                                                           147,754      162,450
         Investment expenses                                (2,709)      (3,044)
                                                         ---------    ---------
         Total                                           $ 145,045    $ 159,406
                                                         =========    =========

         The amortized cost and estimated fair values of investments in bonds at March 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.
                                                     AMORTIZED
                                                       COST        FAIR VALUE
                                                    ----------     ----------
         Due in one year or less                    $  227,392     $  231,538
         Due after one year through five years       1,110,784      1,174,878
         Due after five years through ten years        706,668        762,506
         Thereafter                                         --             --
                                                    ----------     ----------
         Total                                      $2,044,844     $2,168,922
                                                    ==========     ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
 ______________________________________________________________________________

NOTE 3 - INVESTMENTS (Continued)

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at March 31, 2003 and December 31, 2002 are as follows:

                                                         GROSS           GROSS
                                        AMORTIZED      UNREALIZED      UNREALIZED
         2003                             COST            GAINS           LOSSES         FAIR VALUE
                                       -----------     -----------      -----------      -----------
         Obligations of states and
          political subdivisions       $ 1,194,438     $    58,715      $    (1,208)     $ 1,251,945
         Utilities                         100,000           4,900               --          104,900
         Corporate debt securities         750,407          62,106             (436)         812,077
                                       -----------     -----------      -----------      -----------
                                       $ 2,044,845     $   125,721      $    (1,644)     $ 2,168,922
                                       ===========     ===========      ===========      ===========

                                                         GROSS           GROSS
                                        AMORTIZED      UNREALIZED      UNREALIZED
         2002                             COST            GAINS           LOSSES         FAIR VALUE
                                       -----------     -----------      -----------      -----------
         Obligations of states and
          political subdivisions       $ 1,044,451     $    76,823      $        --      $ 1,121,274
         Utilities                         151,481           5,308           (1,059)         155,730
         Corporate debt securities         921,432          75,132              (22)         996,542
                                       -----------     -----------      -----------      -----------
                                       $ 2,117,364     $   157,263      $    (1,081)     $ 2,273,546
                                       ===========     ===========      ===========      ===========

NOTE 4 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2003 and 2002, credited interest rates on contract liabilities ranged from 3.83% to 6.90% for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at March 31, 2003 is presented below:

                                                CONTRACT
                                                 HOLDER
               YEAR OF ISSUE                    DEPOSITS             CASH VALUE
                                                ----------           ----------
                    1997                        $1,856,981           $1,853,665
                    1998                         4,451,868            4,292,986
                    1999                         2,683,064            2,541,608
                    2000                           401,092              378,040
                    2001                             5,405                5,065
                                                ----------           ----------
                                                $9,398,410           $9,071,364
                                                ==========           ==========

NOTE 5 - SUBSEQUENT EVENT

         Effective May 1, 2003 the Company's crediting rates paid to substantially all its contractholders was reduced by 120 basis points (1.20%).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Our revenues for the three months ended March 31, 2003 increased approximately 12% from the comparable period in fiscal 2002. Included in these results was an increase of approximately $33,800 in revenues from realized investment gains from trading income, and a decrease of approximately $14,000, or approximately 9%, on revenues from investment income. The decrease in investment income is primarily the result of declining interest rates. Effective May 1, 2003 the crediting rates paid to substantially all of our contract holders were reduced by 120 basis points, or 1.20%, which should positively effect our net investment income in future periods.

         Our total expenses for the three months ended March 31, 2003 increased approximately $30,000, or approximately 18%, from the three months ended March 30, 2002. During the three months ended March 31, 2003 the interest paid to our contract holders decreased approximately $3,800, or approximately 3% from the comparable period in fiscal 2002 which is the result of the decrease in amount of contracts we reinsure as a result of death benefits and annuity payments made pursuant to the terms of the contracts. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs increased approximately $14,600, or 36%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 as a result of an increase in professional fees. We expect the general insurance expenses to remain comparable to levels incurred during first quarter of fiscal 2003 during the balance of the fiscal year. Recapitalization expense of $19,440 during the first quarter of fiscal 2003 is the balance of the costs incurred by us in connection with the recapitalization of our company which began in fiscal 2002. We do not expect any similar expenses during the remainder of fiscal 2003.

         Other income (expense) is primarily non-cash and represents interest on amounts loaned to us by our principal shareholder. In August 2002 our Chairman and principal shareholder extended us a $250,000 line of credit under a two year note bearing interest at prime plus 1%. As additional consideration for the granting of the line, we issued him 250,000 shares of our Series A Preferred Stock. For purposes of our financial statements, we have valued these shares at $5.00 per share, for an aggregate non-cash value of $1,250,000. This amount is reflected on our balance sheet at March 31, 2003 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs will be amortized over the term of the loan and we recognized a non-cash expense of $31,250 during the three months ended March 31, 2003. The remaining $1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three months ended March 31, 2003 was $38,184 as compared to net cash provided by operating activities of $9,962 during the comparable three month period in fiscal 2002. This change was primarily attributable an approximate $42,000 increase in our net loss, an approximate $35,000 increase in depreciation and amortization which includes $31,250 in non-cash prepaid financing costs, an increase of approximately $32,000 in realized gains on investment securities, a decrease of approximately $235,000 in funds withheld at interest and a decrease of approximately $240,000 in contract holder funds. Net cash provided by investing activities was $97,316 for the three months ended March 31, 2003 as compared to net cash used by investing activities of $7,359 for the comparable period in fiscal 2002. This change is primarily the result of an increase of $119,000 in proceeds from the sale of investments, $300,000 in proceeds from maturities of investments coupled with a decrease of approximately $309,000 in purchase of investment securities.

         Our cash and cash equivalents at March 31, 2003 increased to $148,526 from $89,394 at December 31, 2002, and our available for sale securities decreased from $2,273,546 at December 31, 2002 to $2,168,922 at March 31, 2003
due primarily to the maturity of certain investments. We are required to maintain this approximate amount of securities for regulatory purposes which represents our capital and surplus.

         We face certain uncertainties which may have an adverse impact on our liquidity in future periods, including:

         * The annuity contracts which have been ceded to us generally guarantee a minimum annual interest rate of 2.5% which we pay to the contract holders. If the amount of revenues we generate from investment income are not sufficient to pay the interest to the contract holders, we will be required to use our cash and cash equivalents, including our capital and surplus, to make up any shortfall in the guaranteed yield to the contract holder,

         * If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, our investment income will be adversely affected,

         * During periods of rising interest rates, we may be unable to take full advantage of the spread between earnings on our investments and costs associated with annuity contracts because our contract holders may elect to terminate the existing contracts and obtain replacement contracts with higher guaranteed yield contracts, and

         * While our funds withheld at interest subject to restrictions are held in long- term investments with maturities layered to anticipate the surrender of the corresponding annuity policies, during periods of rising interest rates when contract holders may elect to terminate the existing contacts and obtain replacement contracts with higher guaranteed yields we may not have sufficient liquidity in these investments and would be required to utilize a portion of our capital and surplus to fund these early surrenders.

         We believe, however, that the specific risk of funds withheld being insufficient to cover surrendered policies is minimal in that the conditions of the annuity contracts provide for surrender charges in an amount sufficient to cover the deferred policy acquisition costs incurred in connection with the ceded risk.

         We have incurred cumulative losses through March 31, 2003. At March 31, 2003 we have an accumulated deficit of $1,547,251 which includes the $1,000,000 non-cash interest expense charge taken in fiscal 2002 as a result of the issuance of the shares of

Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. We may continue to incur losses during the future. We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $70,777 was outstanding at March 31, 2003. This note is not callable nor can it be cancelled prior to its August 2004 maturity date. We believe that available borrowings under this credit line will be sufficient to fund any working capital deficits we may incur for the next 12 months based upon our current level of operations. However, if we wish to expand our operations, we will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

              None.

Item 2.  Changes in Securities and Use of  Proceeds

              None.

Item 3.  Defaults upon Senior Securities

              None.

Item 4.  Submission of Matters to a Vote of Security Holders

              None.

Item 5.  Other Information

              None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

         (b)      Reports on Form 8-K

                        None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                      American Life Holding Company, Inc..
                                      By: /S/Stanley P. Brown III
                                          ---------------------------------
                                      Stanley P. Brown III
                                      President, Principal Executive Officer,
                                      and Principal Accounting and Financial
                                      Officer

Dated: May 13, 2003

                                  CERTIFICATION

         I, Stanley Brown, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of American Life Holding Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         May 13, 2003

                                  By: /s/ Stanley P. Brown III
                                     ---------------------------
                                  Stanley P. Brown III,
                                  President, Principal Executive Officer, and
                                  Principal Accounting and Financial Officer