Form 10QSB
period 2003-06-30
AMERICAN LIFE HOLDING CO INC
filed 2003-08-19
CIK 1187449

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________to________________

                        Commission File Number: 000-50196

                      American Life Holding Company, Inc.
                      ------------------------------------
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

          Issuer's telephone number, including area code: 865-588-8228
                                                          ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)
YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of August 10, 2003.

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended June 30, 2003

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

                                      INDEX

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheet at June 30, 2003 (unaudited)
             and December 31, 2002............................................1
           Consolidated Statements of Operations (unaudited) for the
             six months ended June 30, 2003 and 2002..........................2
           Consolidated Statements of Changes in Stockholders'
             Equity (unaudited) for the six months ended June, 2003...........3
           Consolidated Statements of Cash Flows (unaudited) for the
             six months ended June 30, 2003 and 2002..........................4
           Notes to Consolidated Financial Statements (unaudited) ............5

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................7

Item 3.    Controls and Procedures............................................8

Part II    Other Information..................................................8

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS

                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS

                                                             2003              2002
                                                         ------------      ------------
Cash and investments:
    Cash                                                 $     66,820      $     89,394
    Available-for-sale securities (amortized cost -
      $2,091,223 and $2,117,364, respectively)              2,239,086         2,273,546
                                                         ------------      ------------
                                                            2,305,906         2,362,940

Accrued investment income                                      32,179            40,622
Funds withheld at interest subject to restrictions          8,831,247         9,389,787
Prepaid financing costs                                       145,832           208,332
Property and equipment, net                                     1,756             2,179
Unamortized policy acquisition costs                          522,828           517,966
Deferred tax asset                                            117,000           111,600
                                                         ------------      ------------
    TOTAL ASSETS                                         $ 11,956,748      $ 12,633,426
                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits                                  $  9,185,383      $  9,733,626
Note payable                                                   84,877            70,777
Accounts payable and accrued expenses                           2,431            14,081
                                                         ------------      ------------
    TOTAL LIABILITIES                                       9,272,691         9,818,484
                                                         ------------      ------------
TEMPORARY EQUITY                                            1,250,000         1,250,000
                                                         ------------      ------------
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,000,000 shares
  authorized; issued and outstanding, 391,449 shares              392               392
Additional paid-in capital                                  2,937,809         2,937,809
Accumulated deficit                                        (1,619,406)       (1,495,240)
Accumulated other comprehensive income                        115,262           121,981
                                                         ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                              1,434,057         1,564,942
                                                         ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 11,956,748      $ 12,633,426
                                                         ============      ============

See notes to consolidated financial statements.

                     THE AMERICAN LIFE HOLDING COMPANY, INC.
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                     Three months ended June 30,    Six months ended June 30,
                                                         2003           2002          2003           2002
                                                      ---------      ---------      ---------      ---------
Revenues
     Investment income                                $ 151,379      $ 152,593      $ 296,424      $ 311,999
     Realized investment gains (losses)                   1,691            (88)        34,180         (1,461)
                                                      ---------      ---------      ---------      ---------
                                                        153,070        152,505        330,604        310,538
Expenses
     Interest to contractholders                        121,226        118,116        242,536        243,183
     Recapitalization expenses                               --             --         19,440             --
                                                      ---------      ---------      ---------      ---------
     General insurance expenses                          73,649         44,623        129,164         85,529
     Taxes, licenses and other                            3,220          2,720          4,780          4,745
                                                      ---------      ---------      ---------      ---------
                                                        198,095        165,459        395,920        333,457

Other income (expense)
     Interest                                           (30,430)          (381)       (62,650)          (381)
                                                      ---------      ---------      ---------      ---------
            Net income (loss) before income taxes       (75,455)       (13,335)      (127,966)       (23,300)


Income tax benefit (expense)                              3,300          4,700          3,800          4,700
                                                      ---------      ---------      ---------      ---------
            Net Income (loss)                         $ (72,155)     $  (8,635)     $(124,166)     $ (18,600)
                                                      =========      =========      =========      =========

Basic earnings (loss) per share                       $   (0.18)     $   (0.03)     $   (0.32)     $   (0.06)
                                                      =========      =========      =========      =========

Diluted earnings (loss) per share                     $      --      $      --      $      --      $      --
                                                      =========      =========      =========      =========


Weighted average shares outstanding                     391,449        326,098        391,449        321,391
                                                      =========      =========      =========      =========

Diluted weighted average shares outstanding                  NA             NA             NA             NA
                                                      =========      =========      =========      =========


See notes to consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                            ADDITIONAL                           OTHER
                                   COMMON STOCK               PAID-IN        ACCUMULATED      COMPREHENSIVE
                               SHARES         AMOUNT          CAPITAL          DEFICIT        INCOME (LOSS)        TOTAL
                            -----------     -----------     -----------      -----------      -----------      -----------
Balance January 1, 2003         391,449     $       392     $ 2,937,809      $(1,495,240)     $   121,981      $ 1,564,942


  Net loss                           --              --              --         (124,166)              --         (124,166)

Unrealized loss on
available-for-sale
securities, net of
tax of $1,600                        --              --              --               --           (6,719)          (6,719)

(Total Comprehensive
Loss $130,885)
                            -----------     -----------     -----------      -----------      -----------      -----------

                                391,449     $       392     $ 2,937,809      $(1,619,406)     $   115,262      $ 1,434,057
                            ===========     ===========     ===========      ===========      ===========      ===========


See notes to consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (BOTH UNAUDITED)
--------------------------------------------------------------------------------


                                                                   2003           2002
                                                                ---------      ---------
OPERATING ACTIVITIES
  Net loss                                                      $(124,166)     $ (18,600)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
    Depreciation and amortization                                  72,846          3,796
    Deferred taxes                                                 (3,800)        (4,700)
    Realized gains on investment securities                       (34,180)          (477)
    Realized losses on investment securities                           --          1,940
    (Increase) decrease in:
      Funds withheld at interest                                  558,540        555,297
      Accrued investment income                                     8,443          4,810
    Increase (decrease) in:
      Contract holder funds                                      (548,243)      (560,307)
      Accounts payable and accrued expenses                       (11,649)       107,881
                                                                ---------      ---------
        Net cash provided by (used in) operating activities       (82,209)        89,640
                                                                ---------      ---------
INVESTING ACTIVITIES
  Contract acquisition costs                                      (12,917)        (3,044)
  Proceeds from the sale of investments                           416,063        206,667
  Proceeds from maturities of investments                         400,000        125,000
  Purchase of investment securities                              (757,611)      (323,070)
                                                                ---------      ---------
      Net cash provided in investing activities                    45,535          5,553
                                                                ---------      ---------
FINANCING ACTIVITIES
  Proceeds from stockholder note                                   14,100         25,159
                                                                ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (22,574)       120,352

  Cash and cash equivalents, beginning of period                   89,394          7,835
                                                                ---------      ---------

  Cash and cash equivalents, end of period                      $  66,820      $ 128,187
                                                                =========      =========

See notes to consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2002 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         Certain amounts in the 2002 financial statements have been reclassified to conform to the presentation in the current quarter.

NOTE 2  - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         No interest or income taxes were paid in any period presented.

NOTE 3 - INVESTMENTS

         For the six month periods ended June 30, 2003 and 2002, major categories of investment income are summarized as follows:

                                                                  2003           2002
                                                              -----------    -----------
          Fixed maturities                                    $    57,037    $    57,300
          Interest bearing cash                                       355          3,120
          Gross investment income credited by reinsured           244,103        256,258
                                                              -----------    -----------
                                                                  301,495        316,678
          Investment expenses                                      (5,071)        (4,679)
                                                              -----------    -----------
          Total                                               $   296,424    $   311,999
                                                              ===========    ===========

         The amortized cost and estimated fair values of investments in bonds at June 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.

                                                            AMORTIZED COST    FAIR VALUE
                                                              -----------    -----------
          Due in one year or less                             $   530,320    $   539,102
          Due after one year through five years                 1,007,592      1,094,000
          Due after five years through ten years                  553,311        605,984
          Thereafter                                                   --             --
                                                              -----------    -----------
          Total                                               $ 2,091,223    $ 2,239,086
                                                              ===========    ===========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - INVESTMENTS (Continued)

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at June 30, 2003 and December 31, 2002 are as follows:

                                                             GROSS          GROSS
                                              AMORTIZED    UNREALIZED     UNREALIZED
         2003                                    COST         GAINS         LOSSES       FAIR VALUE
                                             -----------   -----------    -----------    -----------
         Obligations of states and
          political subdivisions             $ 1,243,574   $    71,143    $    (1,313)   $ 1,313,404
         Utilities                               100,000         3,851             --        103,851
         Corporate debt securities               747,649        74,182             --        821,831
                                             -----------   -----------    -----------    -----------
                                             $ 2,091,223   $   149,176    $    (1,313)   $ 2,239,086
                                             ===========   ===========    ===========    ===========
                                                             GROSS          GROSS
                                              AMORTIZED    UNREALIZED     UNREALIZED
         2002                                    COST         GAINS         LOSSES       FAIR VALUE
                                             -----------   -----------    -----------    -----------
         Obligations of states and
          political subdivisions             $ 1,044,451   $    76,823    $        --    $ 1,121,274
         Utilities                               151,481         5,308         (1,059)       155,730
         Corporate debt securities               921,432        75,132            (22)       996,542
                                             -----------   -----------    -----------    -----------
                                             $ 2,117,364   $   157,263    $    (1,081)   $ 2,273,546
                                             ===========   ===========    ===========    ===========

NOTE 4 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2003 and 2002, credited interest rates on contract liabilities ranged from 3.30% to 6.90% and 3.83% to 6.90%, respectively, for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at June 30, 2003 is presented below:

                                                CONTRACT
                                                 HOLDER
               YEAR OF ISSUE                    DEPOSITS           CASH VALUE
               -------------                    --------           ----------

                    1997                       $1,879,692           $1,876,323
                    1998                        4,155,889            4,020,340
                    1999                        2,738,457            2,606,298
                    2000                          405,876              383,122
                    2001                            5,469                5,126
                                               ----------           ----------
                                               $9,185,383           $8,891,209
                                               ==========           ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of June 30, 2002, $84,877 was owed the principal stockholder under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate set at 5.75%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Our revenues for the three months ended June 30, 2003 increased slightly from the comparable period in fiscal 2002. Our revenues for six months ended June 30, 2003 increased approximately 6% from the comparable period in fiscal 2002. Included in these results was an increase of approximately $ 1,800 and $36,000, respectively, in realized investment gains from trading income. Revenues from investment income remained relatively flat during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, and decreased approximately 5% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Effective May 1, 2003 a reduction in crediting rates began phasing in. Because interest rates may be changed only on policy anniversary dates, the change in rates will take place over the year following May 1 during which the crediting rates paid to substantially all of our contract holders will be reduced by 120 basis points, or 1.20%, which should positively effect our net investment income in future periods.

         Our total expenses for the three months ended June 30, 2003 increased approximately $33,000, or approximately 20%, from the three months ended June 30, 2002, and approximately $62,000, or approximately 19%, during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Included in these increases is approximately $0 and approximately $19,000 of recapitalization expense during the three months and six months ended June 30, 2003, respectively. Recapitalization expense is the balance of the costs incurred by us in connection with the recapitalization of our company which began in fiscal 2002. We do not anticipate any additional recapitalization expenses during the balance of fiscal 2003. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs. Our general insurance expenses increased approximately $29,000, or approximately 65%, and approximately $44,000, or approximately 50%, for the three and six months ended June 30, 2003, respectively, as compared to the three and six months ended June 30, 2002. These increases were the result of primarily of increased professional fees and administrative costs incidental to our becoming a public company. We expect the general insurance expenses to remain comparable to levels incurred during second quarter of fiscal 2003 during the balance of the fiscal year.

         Other income (expense) is primarily non-cash and represents interest on amounts loaned to us by our principal shareholder. In August 2002 our Chairman and principal shareholder extended us a $250,000 line of credit under a two year note bearing interest at prime plus 1%. As additional consideration for the granting of the line, we issued him 250,000 shares of our Series A Preferred Stock. For purposes of our financial statements, we have valued these shares at $5.00 per share, for an aggregate non-cash value of $1,250,000. This amount is reflected on our balance sheet at June 30, 2003 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs will be amortized over the term of the loan and we recognized a non-cash expense of $31,250 and $62,500 during the three and six months ended June 30, 2003, respectively. The remaining

$1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002.

         We reported a net loss of $72,155 and $124,166 for the three and six months ended June 30, 2003 as compared to a net loss of $8,635 and $18,600 for the comparable three and six month periods in fiscal 2002. These increased losses are primarily attributed to the recapitalization expenses, increased general insurance expenses and non-cash interest charges described above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six months ended June 30, 2003 was $82,209 as compared to net cash provided by operating activities of $ 89,640 during the comparable six month period in fiscal 2002. This change was primarily attributable an approximate $ 106,000 increase in our net loss, an approximate $69,000 increase in depreciation and amortization which includes $62,500 in non-cash prepaid financing costs, an increase of approximately $34,000 in realized losses on investment securities and a decrease of approximately $96,000 in accounts payable and accrued expenses. Net cash provided by investing activities was $45,535 for the six months ended June 30, 2003 as compared to net cash used by investing activities of $ 5,553 for the comparable period in fiscal 2002. This change is primarily the result of an increase of $209,000 in proceeds from the sale of investments and an increase of approximately $ 275,000 in proceeds from maturities of investments coupled with a increase of approximately $ (434,541) in purchase of investment securities.

         Our cash at June 30, 2003 decreased approximately $23,000 from December 31, 2002, and our available for sale securities decreased from $2,273,546 at December 31, 2002 to $2,239,086 at June 30, 2003 due primarily to the maturity of certain investments. We are required to maintain this approximate amount of securities for regulatory purposes which represents our capital and surplus.

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

         We have incurred cumulative losses through June 30, 2003. At June 30, 2003 we have an accumulated deficit of $1,619,406 which includes the $1,000,000 non-cash interest expense charge taken in fiscal 2002 as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. We may continue to incur losses during the future. We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $84,877 was outstanding at June 30, 2003. This note is not callable nor can it be cancelled prior to its August 2004 maturity date. We believe that available borrowings under this credit line will be sufficient to fund any working capital deficits we may incur for the next 12 months based upon our current level of operations. However, if we wish to expand our operations, we will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of the quarter ended June 30, 2003, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                  31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.


                  32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                 None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                       American Life Holding Company, Inc.
                                       By: /S/Stanley P. Brown III
                                           ---------------------------------
                                       Stanley P. Brown III
                                       President, Principal Executive Officer,
                                       and Principal Accounting and Financial
                                       Officer

Dated: August 18, 2003