Form 10QSB
period 2003-09-30
AMERICAN LIFE HOLDING CO INC
filed 2003-11-19
CIK 1187449

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to______________


                        Commission File Number: 000-50196


                       American Life Holding Company, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Florida                             52-2177342
                    -------                             ----------
         (State or other jurisdiction of              (IRS Employer
         Incorporation or organization)             Identification No.)


             4823 Old Kingston Pike, Suite 125, Knoxville, Tennessee
                    ----------------------------------------
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: 865-588-8228


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)
YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of November 10, 2003.

                       AMERICAN LIFE HOLDING COMPANY, INC.

               Form 10-QSB for the period ended September 30, 2003

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet at September 30, 2003 (unaudited)
           and December 31, 2002...............................................1

         Consolidated Statements of Operations (unaudited) for the
           three and nine months ended September 30, 2003 and 2002.............2

         Consolidated Statements of Changes in Stockholders' Equity
           (unaudited) for the nine months ended September 30, 2003............3

         Consolidated Statements of Cash Flows (unaudited) for the
           nine months ended September 30, 2003 and 2002.......................4

         Notes to Consolidated Financial Statements (unaudited)................5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................8

Item 3.  Controls and Procedures..............................................11

Part II  Other Information....................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS














                            THE AMERICAN LIFE HOLDING
                          COMPANY, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2003

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS

              SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
________________________________________________________________________________

                                     ASSETS

                                                        2003           2002

Cash and investments:
  Cash ...........................................  $     45,209   $     89,394
  Available-for-sale securities (amortized cost -
    $2,131,906 and $2,117,364, respectively) .....     2,228,624      2,273,546
                                                    ------------   ------------
                                                       2,273,833      2,362,940

Accrued investment income ........................        36,595         40,622
Funds withheld at interest subject to restrictions     8,706,474      9,389,787
Prepaid financing costs ..........................       114,582        208,332
Property and equipment, net ......................         1,545          2,179
Unamortized policy acquisition costs .............       531,099        517,966
Deferred tax asset ...............................       125,700        111,600
                                                    ------------   ------------

    TOTAL ASSETS .................................  $ 11,789,828   $ 12,633,426
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits ..........................  $  9,065,283   $  9,733,626
Note payable .....................................       101,377         70,777
Accounts payable and accrued expenses ............         2,430         14,081
                                                    ------------   ------------

    TOTAL LIABILITIES ............................     9,169,090      9,818,484
                                                    ------------   ------------

TEMPORARY EQUITY .................................     1,250,000      1,250,000
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
  1,000,000 shares authorized;
  issued and outstanding, 391,449 shares .........           392            392
Additional paid-in capital .......................     2,937,809      2,937,809
Accumulated deficit ..............................    (1,646,035)    (1,495,240)
Accumulated other comprehensive income ...........        78,572        121,981
                                                    ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY ...................     1,370,738      1,564,942
                                                    ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...  $ 11,789,828   $ 12,633,426
                                                    ============   ============

See notes to consolidated financial statements.

                                THE AMERICAN LIFE HOLDING COMPANY, INC.
                          (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (ALL UNAUDITED)
______________________________________________________________________________________________________

                                                  Three months ended             Nine months ended
                                                     September 30,                 September 30,
                                                  2003           2002           2003           2002
                                                  ----           ----           ----           ----
Revenues
     Investment income ....................    $ 157,440     $   163,068     $ 453,864     $   475,067
     Realized investment gains (losses) ...       17,326          10,253        51,506           8,792

                                               ---------     -----------     ---------     -----------
                                                 174,766         173,321       505,370         483,859
Expenses
     Interest to contractholders ..........      111,048         122,101       353,584         365,284
     Recapitalization expenses ............            -               -        19,440               -
     General insurance expenses ...........       55,323          40,899       184,487         126,428
     Taxes, licenses and other ............        1,754           2,785         6,534           7,530

                                               ---------     -----------     ---------     -----------
                                                 168,125         165,785       564,045         499,242

Other income (expense)
     Interest .............................      (32,070)     (1,011,201)      (94,720)     (1,011,582)

                                               ---------     -----------     ---------     -----------
                   Net income (loss) before      (25,429)     (1,003,665)     (153,395)     (1,026,965)
income taxes

Income tax benefit (expense) ..............       (1,200)         (1,400)        2,600           3,300

                                               ---------     -----------     ---------     -----------
                   Net Income (loss) ......    $ (26,629)    $(1,005,065)    $(150,795)    $(1,023,665)
                                               =========     ===========     =========     ===========


Basic earnings (loss) per share ...........    $   (0.07)    $     (2.57)    $   (0.39)    $     (2.96)
                                               =========     ===========     =========     ===========

Diluted earnings (loss) per share .........    $       -     $         -     $       -     $         -
                                               =========     ===========     =========     ===========

Weighted average shares outstanding .......      391,449         391,449       391,449         346,044
                                               =========     ===========     =========     ===========

Diluted weighted average shares outstanding           NA              NA            NA              NA
                                               =========     ===========     =========     ===========


See notes to consolidated financial statements.

                                                   2

                        THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
                         (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                           NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
____________________________________________________________________________________________________

                                                                           Accumulated
                                               Additional                     Other
                            Common Stock        Paid-In      Accumulated  Comprehensive
                          Shares     Amount     Capital        Deficit    Income (Loss)     Total
                         --------  ----------  -----------   -----------   -----------   -----------
Balance January 1, 2003   391,449  $      392  $ 2,937,809   $(1,495,240)  $   121,981   $ 1,564,942


  Net loss ............         -           -            -      (150,795)            -      (150,795)

Unrealized loss on
available-for-sale
securities, net of
tax benefit of $11,500          -           -            -             -       (43,409)      (43,409)

(Total Comprehensive
Loss $194,204) ........         -           -            -             -             -             -
                         --------  ----------  -----------   -----------   -----------   -----------

                          391,449  $      392  $ 2,937,809   $(1,646,035)  $    78,572   $ 1,370,738
                         ========  ==========  ===========   ===========   ===========   ===========


See notes to consolidated financial statements.

                                                  3

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (BOTH UNAUDITED)
________________________________________________________________________________

                                                          2003          2002
OPERATING ACTIVITIES
  Net loss .........................................  $  (150,795)  $(1,023,665)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
    Depreciation and amortization ..................      112,100        26,267
    Deferred taxes .................................       (2,600)       (3,300)
    Stock issued in payment of interest to
      stockholder ..................................            -     1,000,000
    Realized gains on investment securities ........      (51,507)      (10,732)
    Realized losses on investment securities .......            -         1,940
    (Increase) decrease in:
      Funds withheld at interest ...................      683,313       202,596
      Accrued investment income ....................        4,027        13,134
    Increase (decrease) in:
      Contract holder funds ........................     (668,343)     (165,394)
      Accounts payable and accrued expenses ........      (11,649)     (105,262)
                                                      -----------   -----------
        Net cash provided by (used in) operating
          activities ...............................      (85,454)      (64,416)
                                                      -----------   -----------

INVESTING ACTIVITIES
  Contract acquisition costs .......................      (25,440)      (33,870)
  Proceeds from the sale of investments ............      700,311       340,497
  Proceeds from maturities of investments ..........      625,000       125,000
  Purchase of investment securities ................   (1,289,202)     (450,834)
                                                      -----------   -----------
        Net cash provided by (used in) investing
          activities ...............................       10,669       (19,207)
                                                      -----------   -----------

FINANCING ACTIVITIES
 Net cash acquired in acquisition ..................            -       107,500
 Proceeds from stockholder note ....................       30,600        70,777
                                                      -----------   -----------
                                                           30,600       178,277

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...      (44,185)       94,654

  Cash and cash equivalents, beginning of period ...       89,394         7,835
                                                      -----------   -----------

  Cash and cash equivalents, end of period .........  $    45,209   $   102,489
                                                      ===========   ===========

See notes to consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2002 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

         Certain amounts in the 2002 financial statements have been reclassified to conform to the presentation in the current quarter.

NOTE 2 - EFFECT OF NEW ACCOUNTING STANDARDS

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 is not expected to have an impact on the Company's reported consolidated financial position, results of operations or cash flows.

         The Derivative Implementation Group has released Statement 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). DIG B36 addresses whether SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance reinsurance agreements, where interest is determined by reference to a pool of fixed maturity assets, are arrangements containing embedded derivatives requiring bifurcation. Our funds withheld at interest, which arise under modified coinsurance agreements, are therefore considered to contain embedded derivatives requiring bifurcation. We are required to adopt DIG B36 in the quarter ending December 31, 2003. We are in the process of implementing DIG B36 and of determining the value of the related embedded derivatives in our funds withheld at interest. The carrying value of funds withheld at interest was $8,706,474 at September 30, 2003 and approximated its market value.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 3 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         No interest or income taxes were paid in any period presented.

NOTE 4 - INVESTMENTS

         For the nine month periods ended September 30, 2003 and 2002, major categories of investment income are summarized as follows:

                                                           2003        2002

         Fixed maturities ............................  $ 102,720   $  94,901
         Interest bearing cash .......................        462         347
         Gross investment income credited by reinsured    363,391     386,952
                                                        ---------   ---------
                                                          466,573     482,200
         Investment expenses .........................    (12,709)     (7,133)
                                                        ---------   ---------
         Total .......................................  $ 453,864   $ 475,067
                                                        =========   =========

         The amortized cost and estimated fair values of investments in bonds at September 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.
                                                 AMORTIZED
                                                   COST      FAIR VALUE

         Due in one year or less ..............  $  352,559  $  356,946
         Due after one year through five years    1,110,295   1,175,367
         Due after five years through ten years     669,052     696,311
         Thereafter ...........................           -           -
                                                 ----------  ----------
         Total ................................  $2,131,906  $2,228,624
                                                 ==========  ==========

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at September 30, 2003 and December 31, 2002 are as follows:
                                                             GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED    GROSS
         2003                         COST       GAINS       LOSSES   FAIR VALUE
         Obligations of states and
          political subdivisions .  $1,140,133  $ 54,871   $   (325)  $1,194,679
         Utilities ...............     100,000     2,798          -      102,798
         Corporate debt securities     891,773    41,255     (1,881)     931,147
                                    ----------  --------   --------   ----------
                                    $2,131,906  $ 98,924   $ (2,206)  $2,228,624
                                    ==========  ========   ========   ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
________________________________________________________________________________

                                                             GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED     GROSS
         2002                         COST       GAINS      LOSSES    FAIR VALUE
         Obligations of states and
          political subdivisions .  $1,044,451  $ 76,823   $      -   $1,121,274
         Utilities ...............     151,481     5,308     (1,059)     155,730
         Corporate debt securities     921,432    75,132        (22)     996,542
                                    ----------  --------   --------   ----------
                                    $2,117,364  $157,263   $ (1,081)  $2,273,546
                                    ==========  ========   ========   ==========

NOTE 6 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2003 and 2002, credited interest rates on contract liabilities ranged from 3.30% to 6.90% and 3.83% to 6.90%, respectively, for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at September 30, 2003 is presented below:

                                     CONTRACT
                                      HOLDER
         YEAR OF ISSUE               DEPOSITS          CASH VALUE

             1997 ................  $1,886,236         $1,883,719
             1998 ................   4,018,460          3,949,478
             1999 ................   2,752,461          2,634,290
             2000 ................     402,589            387,748
             2001 ................       5,537              5,188
                                    ----------         ----------
                                    $9,065,283         $8,860,423
                                    ==========         ==========

NOTE 7 - RELATED PARTY TRANSACTIONS

         As of September 30, 2002, $101,377 was owed the principal stockholder under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate set at 5.75%.

NOTE 8 - SUBSEQUENT EVENT

         On an ongoing basis, the Company monitors interest crediting adjustments and surrender charges earned under its reinsurance agreements, and from time to time will have disagreements with its ceding companies as to the appropriate amounts that should be credited or charged to it. In October 2003, the Company received approximately $70,000 from its primary ceding company as a result of a favorable resolution of such a disagreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Our revenues for the three months ended September 30, 2003 increased slightly from the comparable period in fiscal 2002. Our revenues for the nine months ended September 30, 2003 increased approximately 4% from the comparable period in fiscal 2002. Included in these results was an increase of approximately $ 7,100 and $60,300, respectively, in realized investment gains from trading income. Revenues from investment income decreased approximately $5,600 or 3.5% during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, and decreased approximately $21,200 or 4.5% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in revenues was primarily a result of a reduction of the funds withheld at interest coupled with a reduction of bond rates.

         Our total expenses for the three months ended September 30, 2003 increased approximately $2,400, or approximately 1.4%, from the three months ended September 30, 2002, and approximately $65,000, or approximately 13%, during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Included in these increases is approximately $0 and approximately $19,000 of recapitalization expense during the three months and nine months ended September 30, 2003, respectively. Recapitalization expense is the balance of the costs incurred by us in connection with the recapitalization of our company which began in fiscal 2002. We do not anticipate any additional recapitalization expenses during the balance of fiscal 2003. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, increased approximately $14,500, or approximately 35.5%, and approximately $58,000, or approximately 46%, for the three and nine months ended September 30, 2003, respectively, as compared to the three and nine months ended September 30, 2002. These increases were the result primarily of increased professional fees and administrative costs incidental to our becoming a public company. We expect the general insurance expenses to remain comparable to levels incurred during the third quarter of fiscal 2003 during the balance of this fiscal year.

         Other income (expense) is primarily non-cash and represents interest on amounts loaned to us by our principal shareholder. In August 2002 our Chairman and principal shareholder extended us a $250,000 line of credit under a two year note bearing interest at prime plus 1%. As additional consideration for the granting of the line, we issued him 250,000 shares of our Series A Preferred Stock. For purposes of our financial statements, we have valued these shares at $5.00 per share, for an aggregate non-cash value of $1,250,000. This amount is reflected on our balance sheet at September 30, 2003 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs will be amortized over the term of the loan and we recognized a non-cash expense of $31,250 and $93,750 during the three and nine months ended September 30, 2003, respectively.

The remaining $1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002.

         We reported a net loss of $26,629 and $150,795 for the three and nine months ended September 30, 2003 as compared to a net loss of $1,005,065 and $1,023,665 for the comparable three and nine month periods in fiscal 2002, which include the one time non-cash interest charges described above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine months ended September 30, 2003 was $85,454 as compared to $64,416 for the nine months ended September 30, 2002. This change was primarily attributable to:

    o    a decrease in the net loss of approximately $873,000;

    o the one-time interest expense of $1,000,000 during the nine months ended September 30, 2002 for which there were no comparable expenses in fiscal 2003;

    o a decrease in funds withheld at interest of approximately $481,000 coupled with a decrease in contractor holder funds of approximately $505,000, both of which are representative of the reduction in the number of annuity contracts we are reinsuring at September 30, 2003 as a result of early surrenders by the contract holders or pay outs of death benefits during fiscal 2003; and

    o a reduction in accounts payable and accrued expenses of approximately $94,000.

         Net cash provided by investing activities was $10,669 for the nine months ended September 30, 2003 as compared to $19,207 for the nine months ended September 30, 2002. This change was primarily attributable to an increase in the proceeds from the sale and maturities of investments as well as an increase in the amounts realized from the sale of investment securities. Net cash provided by financing activities was $30,600 for the nine months ended September 30, 2003 as compared to $178,277 for the nine months ended September 30, 2002. This change was primarily related to $107,500 in net cash acquired in the reverse acquisition in fiscal 2002 for which no corresponding transaction occurred in fiscal 2003.

         Our cash at September 30, 2003 decreased approximately $44,200 from December 31, 2002, and our available for sale securities decreased from $2,273,546 at December 31, 2002 to $2,228,624 at September 30, 2003 due
primarily as a result of market write-down. We are required to maintain this approximate amount of securities for regulatory purposes which represents our capital and surplus.

         During the fourth quarter of fiscal 2003 we submitted documents to the Insurance Commissioner of the State of Arizona to change the domestication of our American Life and Annuity Co. subsidiary from Tennessee to Arizona. If this change is approved, the amount of our minimum capital and surplus will be reduced to approximately $450,000 from approximately $2,150,000 as is presently required under the laws of the State of Tennessee. Other than this change, we do not anticipate any other change in our ability to conduct our business as it is presently conducted. We believe this redomestication will be effectuated during the first quarter of fiscal 2004.

         We face certain uncertainties which may have an adverse impact on our liquidity in future periods, including:

         * The annuity contracts which have been ceded to us generally guarantee a minimum annual interest rate of 2.5% which we pay to the contract holders. If the amount of revenues we generate from investment income are not sufficient to pay the interest to the contract holders, we will be required to use our cash and cash equivalents, including our capital and surplus, to make up any shortfall in the guaranteed yield to the contract holder,

         * If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, our investment income will be adversely affected,

         * During periods of rising interest rates, we may be unable to take full advantage of the spread between earnings on our investments and costs associated with annuity contracts because our contract holders may elect to terminate the existing contracts and obtain replacement contracts with higher guaranteed yield contracts, and

         * While our funds withheld at interest subject to restrictions are held in long-term investments with maturities layered to anticipate the surrender of the corresponding annuity policies, during periods of rising interest rates when contract holders may elect to terminate the existing contacts and obtain replacement contracts with higher guaranteed yields we may not have sufficient liquidity in these investments and would be required to utilize a portion of our capital and surplus to fund these early surrenders.

         We believe, however, that the specific risk of funds withheld being insufficient to cover surrendered policies is minimal in that the conditions of the annuity contracts provide for surrender charges in an amount sufficient to cover the deferred policy acquisition costs incurred in connection with the ceded risk.

         We have incurred cumulative losses through September 30, 2003. At September 30, 2003 we have an accumulated deficit of $1,646,035 which includes the $1,000,000 non-cash interest expense charge taken in fiscal 2002 as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. We may continue to incur losses during the future. We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $101,377 was outstanding at September 30, 2003. This note is not callable nor can it be cancelled prior to its August 2004 maturity date. We believe that available borrowings under this credit line will be sufficient to fund any working capital deficits we may incur for the balance of fiscal year 2003 and the first quarter of fiscal 2004. We will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in our plans and obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of the quarter ended September 30, 2003, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


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


32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                        American Life Holding Company, Inc.

                                        By: /S/Stanley P. Brown III
                                            -----------------------
                                        Stanley P. Brown III
                                        President, Principal Executive Officer,
                                        and Principal Accounting and Financial
                                        Officer

Dated: November 19, 2003