Form 10KSB
period 2003-12-31
AMERICAN LIFE HOLDING CO INC
filed 2004-03-30
CIK 1187449

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 000-50196


                       American Life Holding Company, Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)


                      Florida                           52-2177342
         ---------------------------------          -------------------
           (State or other jurisdiction                (IRS Employer
         of incorporation or organization)          Identification No.)


                  4823 Old Kingston Pike
                       Suite 125
                   Knoxville, Tennessee                37919
         ----------------------------------------   ----------
         (Address of principal executive offices)   (Zip Code)


                     Issuer's telephone number 865-588-8228
                                               ------------

         Securities registered under Section 12(b) of the Exchange Act:

          Title of each class          Name of each exchange on which registered

                  None                               not applicable
         ---------------------                       --------------
         (Title of each class)


         Securities registered under Section 12(g) of the Exchange Act:

                                  common stock
                                ----------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $718,151 for the 12 months ended December 31, 2003.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of voting and non-voting common equity held by non- affiliates computed by reference to the price at which common equity was sold is $304,235.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 25, 2004, 391,449 shares of common stock are issued and outstanding.

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

Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                              ----     -----

         When used in this annual report, the terms "American Life Holding," "we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, the American Life and Annuity Company, Inc., a Tennessee corporation. When used in this annual report, the term "American Life" refers to our subsidiary.

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

         Although we are currently licensed by the State of Tennessee to accept life, health and annuity insurance risks on either a primary or reinsurance basis, our operations have historically been limited to assuming a ceded portion of liabilities under annuity policies which have been issued by Allianz Life. We currently reinsure single premium and flexible premium fixed annuity contracts. Under the terms of these contracts, the contract holders can terminate the contract at any time. We are then required to return the principal together with any accrued but unpaid interest to the contract holder. Because we have incurred costs in acquiring these annuity contracts, the annuity contracts impose penalties against interest and we may recapture agents' commissions to offset contract termination costs in the initial policy years. The penalties are calculated in advance of the initial policy sale and are sufficient to cover the acquisition costs.

         We have acquired all of our existing business from Allianz Life or Hannover Life. These contracts were primarily sold by those companies under Allianz Life's Ultima Annuity System, a personal computer application that produced point of sale illustrations for over 1,700 annuity contracts and included a comprehensive personal computer based network to support the initial issuance and ongoing administration of these annuity contracts. In 2001 Allianz Life discontinued this program based upon an internal refocus of its marketing efforts.

         Our American Life subsidiary is currently licensed by the State of Tennessee to accept life, health and annuity insurance risks on either a primary or reinsurance basis. We do not have sufficient capital and surplus to purchase additional blocks of reinsurance risk. During the later part of fiscal 2003 our American Life subsidiary made application for redomestication to the Department of Insurance of the State of Arizona. If approved, the applicable regulations of the State of Arizona will require American Life to maintain approximately $400,000 to $500,000 in capital and surplus to conduct its operations as they are presently conducted, as opposed to the approximate $2,000,000 in capital and surplus it is presently required to maintain by the State of Tennessee. American Life is pursuing this redomestication process primarily to provide additional funds to it to expand its business and operations beyond the reinsurance of annuity contracts. The application process is currently ongoing and American Life is unable at this time to predict when or if its application will be approved by the State of Arizona.

         Should we have additional capital and surplus available to us we should have no difficulty purchasing additional reinsurance blocks in the secondary market should we make the determination to do so. While there is no assurance that our company will be able to purchase any suitable blocks of reinsurance risks in the future, we have contacts with a number of intermediaries and brokers who have indicated that they will seek to find blocks of reinsurance risks for us to purchase.

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

         In addition to, or as an alternative to, purchasing additional reinsurance blocks, we may expand our operations into additional areas during fiscal 2004. As discussed elsewhere in this annual report under Item 6. Management's Discussion and Analysis or Plan of Operation, our investment income for fiscal 2002 was less than expected due in part to the continuation of historically low interest rates and the generally stagnant U.S. stock market and this pattern continued throughout fiscal 2003. We may also consider expanding our operations into other synergistic areas which can increase our revenues and provide a better return on our existing capital.

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

REINSURANCE TREATIES

         We are a party to reinsurance treaties, or contracts, with Allianz Life, the North American representative of one of the 10 largest insurance organizations in the world, and Hannover Life Reassurance Company of America. In 1998, the agreement with Allianz Life was effectively extended to include 15% retrocession of Allianz policies sold by Hannover Life and ceded 100% to Hannover Life by Allianz Life. The terms of the Hannover Life agreement are substantially similar. The reinsurance is facilitated through a funds withheld co-insurance agreement wherein Allianz Life or Hannover Life (depending upon where we acquired the policies) withholds the portion of the annuity funds which are to be reinsured by us and invests them in fixed-rate investments on our behalf. While these funds are maintained and invested by Allianz Life or Hannover Life, they are our assets. These funds are invested in fixed-rate products such as investment grade corporate and government bonds which will guarantee a return to us which exceed the interest rate payable on the underlying fixed-rate annuity contract. For the years ended December 31, 2003 and 2002, we earned $551,204 and $514,408 (approximate yields of 6.1% and 5.9% before ceding allowances), respectively, on the funds withheld under our coinsurance agreements. Amounts credited to contract holders totaled $452,470 and $491,455 for 2003 and 2002 with an average crediting rate to contract holders of 4.9% for both periods. Individual crediting rates ranged from 3.00% to 6.70% for fiscal 2003 and from 3.83% to 6.90% for fiscal 2002.

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

         We entered into the agreement with Allianz Life effective December 1, 1996. We reimburse Allianz Life for certain acquisition costs incurred by it related to the policies we reinsure, including commissions ranging from 2.25% to 7.25% depending upon the type of policy written, together with administrative allowances in amounts ranging from 0.85% for the first $25,000,000 of premiums collected to 0.625% for all premium collected in excess of $50,000,000. These amounts are reflected on our balance sheet as "Unamortized policy acquisition costs" and are expensed by us over the life of the annuity contracts. We pay Allianz Life a ceding allowance of 60 basis points on the earned income for the $6.5 million block of annuity contracts we acquired in October 2001. We also reimburse Allianz Life for any state premium taxes or any state guaranty fund assessments which it may be required to pay on that portion of the annuity contracts reinsured by us. This agreement can be terminated by either party upon 90 days prior written notice with respect to reinsurance not yet in place. After any termination of the agreement, we will still remain responsible on all reinsurance placed under the agreement until the termination or expiration of the insurance reinsured. Allianz may also terminate this agreement upon 90 days written notice with respect to policies which have attained the fifteenth or any subsequent anniversary of having been reinsured under the agreement.

         We entered into the agreement with Hannover Life effective April 1, 1998. Under the terms of this agreement, we pay Hannover Life a commission of 6.25% related to the annuity contracts we reinsure. We also pay it an administrative allowance on those annuity contracts which includes an acquisition allowance ranging from 0.55% for the first $20,000,000 of premiums collected up to 0.35% for all premiums collected in excess of $200,000,000, a maintenance allowance ranging from zero to 0.0075% of the amount of the policy and a override allowance of 0.0125% of the amount of the policy. As with the fees and expenses paid to Allianz Life, these amounts are reflected on our balance sheet as "Unamortized policy acquisition costs" and expensed by us over the life of the annuity contract. This agreement can be terminated by either party upon 30 days prior written notice with respect to reinsurance not yet in place. After any termination of the agreement, we will still remain responsible on all reinsurance placed under the agreement until the termination or expiration of the insurance reinsured, unless Hannover recaptures the reinsured policies.

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

GOVERNMENT REGULATION

         Our American Life subsidiary is subject to regulations of the State of Tennessee, the jurisdiction in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. None of these requirements apply to American Life Holding. As set forth below, the minimum capital requirements in the State of Tennessee are $1,000,000 in capital plus $1,000,000 in surplus and at December 31, 2002 American Life's capital and surplus exceeded these minimum amounts in the aggregate. At December 31, 2003, while American Life maintained capital in excess of the minimum amount its surplus had been reduced to $906,652 which is below the statutory minimum. American Life will transfer a portion of its capital to its surplus account with the State of Tennessee during the second quarter of fiscal 2004 so as to fall within the minimum guidelines required by the state. Under the insurance laws of the State of Tennessee, our American Life subsidiary cannot pay dividends nor make distributions without the prior approval of the Tennessee Insurance Department. American Life has never paid any dividends nor made any distributions since inception and we do not anticipate that it will ever seek the approval of the Tennessee Insurance Department to do so. Intercompany transactions between American Life and American Life Holding are subject to the following standards:

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

PENDING REDOMESTICATION APPLICATION

         Our American Life subsidiary is currently licensed by the State of Tennessee to accept life, health and annuity insurance risks on either a primary or reinsurance basis. During the later part of fiscal 2003 our American Life subsidiary made application for redomestication to the Department of Insurance of the State of Arizona. If approved, this will mean that American Life will be a domestic insurer licensed by the State of Arizona to accept life, health and annuity insurance risks on either a primary or reinsurance basis instead of the current license it holds in the State of Tennessee. The applicable regulations of the State of Arizona will require American Life to maintain approximately $400,000 to $500,000 in capital and surplus to conduct is operations as they are presently conducted, as opposed to the approximate $2,000,000 in capital and surplus it is presently required to maintain by the State of Tennessee. American Life is pursuing this redomestication process primarily to provide additional funds to it to expand its business and operations. The application process is currently ongoing and American Life is unable at this time to predict when or if its application will be approved by the State of Arizona.

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

CAPITAL REQUIREMENTS

         American Life is required by the State of Tennessee to maintain minimum capital and surplus of $1,000,000 each. Its statutory capital at each of December 31, 2003 and 2002 was

$1,119,281. At December 31, 2002 American Life had surplus of $1,208,653 and at December 31, 2003 American Life's surplus had been reduced to $906,652 which is below the statutory minimum. American Life will transfer a portion of its capital to its surplus account with the State of Tennessee during the second quarter of fiscal 2004 so as to fall within the minimum guidelines required by the state. In addition, valuation reserves are imposed by Tennessee state statute which have restrictions on retained earnings. Restrictions of retained earnings under these valuation reserves were approximately $69,800 at December 31, 2003.

         Under the laws of the State of Tennessee, the types of instruments in which American Life may invest its capital and surplus are limited to government securities, bonds and certain equity securities. At December 31, 2003 its capital and surplus are invested in:

         * corporate debt securities with a fair market value of $1,013,262 and amortized cost of $984,013;

         * obligations of states and political subdivisions with a fair market value of $1,108,489 and amortized cost of $1,075,027; and

         * debt instruments of utility companies with a fair market value of $101,711 and amortized cost of $100,000.

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

EMPLOYEES

         As of March 28, 2004, we had one full time employee, Mr. Brown, the president of our American Life subsidiary. Mr. Brown devotes all of his time and attention to our business. As we continue to implement our business plan, we anticipate hiring additional full-time employees. None of our employees is represented by union or other collective bargaining groups. We believe our relationship with our employees is good, and we do not currently foresee a shortage of qualified personnel needed to operate our business.

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

         In June 2002 the shareholders of American Life exchanged a total of 319,799 shares of common stock, which was 100% of the issued and outstanding shares American Life common stock, for 319,799 shares of our common stock. Under the terms of the share exchange, the American Life shareholders received one share of our common stock for each share of American Life owned by them prior to the transaction. This share exchange, which was structured to be a tax-free exchange under the Internal Revenue Code of 1986, as amended, resulted in a change in our control. Mr. Tarpy, our then sole officer and director resigned at the closing of the share exchange and our current officers and directors, who were the officers and directors of American Life, were appointed. No individuals or entities received any compensation, including finder's fees, in connection with the share exchange. Following the share exchange, in July 2002 we changed our name to American Life Holding Company, Inc.

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

         WE HAVE REPORTED LIMITED REVENUES TO DATE AND WE REPORTED A NET LOSS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002. THERE ARE NO ASSURANCES THAT WE WILL BE PROFITABLE IN FUTURE QUARTERS OR BE ABLE TO INCREASE OUR REVENUES IN FUTURE PERIODS.

         We reported revenues of $718,151 and $644,918 for the fiscal years ended December 31, 2003 and 2002, respectively. We reported net losses of $186,235 and $1,079,695 for the years ended December 31, 2003 and 2002. Included in our net loss for the fiscal 2002 is $1,000,000 of a non-cash, one time interest charge, $41,667 amortization of prepaid financing costs related to the 250,000 shares of our Series A Preferred Stock issued in conjunction with the granting of a $250,000 credit line to us by our Chairman and principal shareholder and $124,471 of one-time non-recurring costs associated with our share exchange with American Life in June 2002 and the filing of the registration statement with the SEC which resulted in our becoming a public company. Our operating expenses have increased and we will likely continue to incur operating losses in the future. Our liquidity will continue to be diminished in the event of continuing operating losses. Other than the line of credit which has been extended to us by Dr. Bishop, our Chairman and principal shareholder, we currently have no outside sources of liquidity. At December 31, 2003, $101,377 had been advanced to us under this line of credit and remains outstanding. We believe that this line of credit is sufficient to provide working capital to us based upon our present level of operations until such time as we can generate sufficient profits from our current operations.

         Our future profitability will depend on substantial increases in revenues from operations. Our total revenues include revenues from investment income and realized investment gains or losses, which includes gains or losses from the trading of our available for sale securities. As a result of current historically low interest rates, our ability to generate increased revenues in fiscal 2004 from our existing operations is unlikely and without this growth in revenues we will not be able to generate a positive cash flow or otherwise become profitable. Our American Life subsidiary is currently licensed by the State of Tennessee to accept life, health and annuity insurance risks on either a primary or reinsurance basis which permits us to expand our current insurance operations beyond the reinsurance of annuity contracts. We may also consider expanding our operations into other synergistic areas which can increase our revenues and provide a better return on our existing capital. In either event, we will need additional working capital. As discussed below, there are no guarantees that we will be able raise additional capital as needed, in which event it is unlikely that we will ever be able to increase our revenues, consistently report profits on our operations or grow our business.

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

         We have entered into reinsurance agreements with two companies in which the ceding insurance company retains the assets supporting the ceded annuity contracts and manages them for our account. As of December 31, 2003 approximately $8,438,000 of assets where held by ceding companies and are reflected on our balance sheet as funds withheld at interest subject to restrictions. Although the ceding companies must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, because revenues from these investments represents a significant portion of our total revenues, it is likely that we would report losses from operations in future periods. In addition, these assets are not segregated from the ceding companies' other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurers. Any inability on our part to recover all of these assets would likewise result in our insolvency, in which event we would be required to cease operations.

         WE WILL NEED ADDITIONAL CAPITAL TO INCREASE OUR REVENUES. WE MAY NOT BE ABLE TO OBTAIN THIS ADDITIONAL CAPITAL ON ACCEPTABLE TERMS. ANY INABILITY TO RAISE ADDITIONAL CAPITAL WHEN NEEDED COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE OUR REVENUES AND GROW OUR COMPANY.

         As discussed above, our current revenues are derived from investment income which has been impacted as a result of historically low interest rates. Absent a significant reversal of these trends, because we are required to pay the contract holders a minimum of 3% interest we will not be able to increase our revenues without an expansion of our current operations. Our American Life subsidiary is currently licensed by the State of Tennessee to accept life, health and annuity insurance risks on either a primary or reinsurance basis which permits us to expand our current insurance operations beyond the reinsurance of annuity contracts. We may also consider expanding our operations into other synergistic areas which can increase our revenues and provide a better return on our existing capital. In order to undertake either strategy, we will need to raise additional working capital beyond the $250,000 credit line provided to us by Dr. Bishop, our principal shareholder. It is, therefore, likely that we will seek to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms, if at all. If we are unable to obtain sufficient financing if and when needed, it is unlikely that we will be able to increase our revenues. If we are unable to increase our revenues, it is unlikely that we will ever attain any consistent level of profitability or otherwise grow our business.

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

         YOU MAY FIND IT EXTREMELY DIFFICULT OR IMPOSSIBLE TO RESELL OUR SHARES. EVEN IF AN ACTIVE PUBLIC MARKET IS ESTABLISHED, WE CANNOT GUARANTEE YOU THAT THERE WILL EVER BE ANY LIQUIDITY IN OUR COMMON STOCK.

         While our common stock is quoted on the OTC Bulletin Board, there is not an active market for our common stock and there can be no assurance that an active public market for our common stock will ever be established. Purchasers of our shares of common stock will face significant obstacles if they wish to resell the shares. Absent an active public market for our common stock, an investment in our shares should be considered illiquid. Even if an active public market is established, it is unlikely a liquid market will develop. Because of our relatively small size and limited revenues, the investment community may show little or no interest in our securities and investors may not be readily able to liquidate their investment, if at all. Investors seeking liquidity in a security should not purchase our shares of common stock.

         THE TRADEABILITY OF OUR COMMON STOCK IS LIMITED UNDER THE PENNY STOCK REGULATIONS WHICH MAY CAUSE THE HOLDERS OF OUR COMMON STOCK DIFFICULTY SHOULD THEY WISH TO SELL THE SHARES.

         Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock would is subject to the requirements of Rule 15g-9 under the Securities Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         We rent approximately 530 square feet of commercial office space at 4823 Old Kingston Pike, Suite 125, Knoxville, Tennessee on a month to month basis from a company owned by our principal shareholder for $700.00 per month. This office space is sufficient for our foreseeable needs. In the event we were required to relocate our offices, we do not believe we would have any difficulty in securing similar facilities at a comparable price.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since October 2003 our common stock has been quoted on the OTCBB under the symbol ALFE. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                          High     Low
         FISCAL 2003

         October 20, 2003 through December 31, 2003       $0.00   $0.00

         FISCAL 2004

         January 1, 2004 through March 25, 2004           $0.00   $0.00

         On March 25, 2004 the last sale price of our common stock as reported on the OTCBB was $0.00. As of March 11, 2004 there were approximately 53 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and any compensation plans not previously approved by our shareholders as of December 31, 2003.

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

(1) Represents warrants to purchase an aggregate of 44,500 shares of our common stock to two individuals, including a member of our management. Each of these warrants is exercisable in perpetuity and includes certain anti-dilution protection in the event of stock split and recapitalizations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         In June 2002 we closed a share exchange with American Life in which the holders of 100% of its issued and outstanding capital stock exchanged their shares for shares of our company. Prior to this share exchange, we had no business or operations. Contemporaneously with the closing of the share exchange, we closed a private placement of our common stock in which we sold 21,500 shares of our common stock to accredited investors resulting in gross proceeds to us of $107,500. The closing of the private placement was conditioned upon the prior closing of the share exchange. Both the share exchange and private placement are described in greater detail elsewhere in this annual report. As a result of the share exchange, American Life became our subsidiary, its officers and directors became our officers and directors, and its business and operations became our business and operations. The following summary financial information has been derived from the financial statements that are included in this annual report. The historical financial statements are those of our American Life subsidiary as a result of the share exchange, but the capital structure is ours in accordance with U.S. generally accepted accounting principles. As a stand-alone entity, we had no operations prior to January 1, 2002 or during the period from the closing date of the share exchange on June 22, 2002.

TRANSACTIONS WHICH OCCURRED PRIOR TO SHARE EXCHANGE

         Because of the accounting treatment discussed above, during the period from January 1, 2002 and June 22, 2002, the date the share exchange closed and our operations became those of our American Life subsidiary, certain transactions which affected our financial statements are not reflected in the consolidated financial statements for the year ended December 31, 2002. These transactions include:

         * In February 2002 we issued an aggregate of 50,000 shares of our common stock as compensation for services being rendered to us in connection with the pending reorganization to an individual who was then serving as our president and to an accounting firm that was providing consulting services. We valued these shares at $5.00 each which equals the price per share paid by third party investors in our private placement which closed immediately after the share exchange. Our Statement of Operations for the period of January 1, 2002 until June 22, 2002 which is included in our stand-alone financial statements that appear in our prospectus dated February 12, 2003 as filed with the SEC reflect this expense, however, because the transaction occurred prior to the share exchange this expense is not reflected in the Consolidated Statement of Operations for the year ended December 31, 2002 appearing in this annual report which only reflects the operations of the combined companies subsequent to June 22, 2002.

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

OUR OPERATIONS

         Our operations are currently through our American Life subsidiary, and are limited to the reinsurance of annuity contracts which we obtain from larger insurance companies through reinsurance agreements. As is customary in the industry and because of our small size, the insurance companies that cede to us our share of the annuity contracts retain our pro-rata portion of the net proceeds from the sales of the annuities. We include our share of the retained proceeds in our balance sheet under the caption "Funds withheld at interest subject to restrictions." We customarily refer to these amounts as "funds withheld" and our reinsurance agreements are customarily referred to as "coinsurance agreements on a funds withheld basis." As is commonplace in the industry, the ceding company retains the management and custody of the assets on our behalf, which in our case are comprised principally of government securities and high grade corporate bonds. This is advantageous to us in that the larger ceding companies have the ability to buy large blocks of qualified securities and manage them at more cost effective levels than we currently can because of our small size. The balance of the funds held represents the statutory reserves portion. The funds withheld are liquidated in the normal course of business to pay claims and maturities on the annuities.

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

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. We also earn investment income from our available for sale securities which we own and manage ourselves. These securities, principally high grade corporate bonds and government securities, approximate our required minimum statutory capital and surplus. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the fiscal year ended December 31, 2003 ranged from 3.00% to 6.70%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

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

                                                       Fiscal Year Ended
                                                           December 31,
                                                           ------------
                                                      2003             2002

Approximate weighted average investment balance    $11,017,740      $11,452,000
Approximate weighted average return earned            6.1%             5.6%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At December 31, 2003 and 2002 the ceded portion of the contracts we reinsure was $8,775,241 and $9,733,626, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the years ended December 31, 2003 and 2002 the credited interest rates on these contracts ranged from 3.00% to 6.70% and from 3.83% to 6.90%, respectively. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

FISCAL YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO DECEMBER 31, 2002

         Our total revenues for fiscal 2003 increased approximately 1% from the comparable period in fiscal 2002. Included in these results was an increase of approximately $24,000 in revenues from investment income, and an increase of approximately $49,000 in revenues from realized investment gains resulting from trading losses.

         Our total expenses for fiscal 2003 increased $33,825, or approximately 4.7%, from fiscal 2002. Included in this increase is a decrease of approximately 8% in aggregate interest paid to our contract holders which reflects a reduction in the gross number of annuity contracts which we reinsured during fiscal 2003 from fiscal 2002 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, increased approximately $71,337, or 34.7%, for fiscal 2003 as compared to fiscal 2002 primarily as a result of increased professional fees and other cost associated with corporate governance and public filings. We expect the interest expense we credit to contract holders for fiscal 2004 to decrease because a large portion of our contracts are beyond the initial period of guaranteed rates of return. We expect that general insurance expenses will remain relatively constant during fiscal 2004.

         Other income (expense) represents interest paid on amounts loaned to us by our principal shareholder. In August 2002 our Chairman and principal shareholder extended us a $250,000 line of credit under a two year note bearing interest at prime plus 1%. As additional consideration for the granting of the line, we issued him 250,000 shares of our Series A Preferred Stock. For purposes of our financial statements, we have valued these shares at $5.00 per share, for an aggregate non-cash value of $1,250,000. This amount is reflected on our balance sheet at December 31, 2003 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs will be amortized over the term of the loan and we recognized a non-cash expense of $125,000 during fiscal 2003. The remaining $1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the fiscal year ended December 31, 2003 was $83,519 as compared to $140,594 for the fiscal year ended December 31, 2002. This change was primarily attributable to:

         * an increase of $81,887 in depreciation and amortization which represents primarily the impact of a full year's amortization of the prepaid interest on the related party line of credit, or $125,000, in 2003 versus amortization of only four months, or $41,668, in 2002,

         *  an increase of $48,002 in realized gains on investment securities,

         *  a decrease of $85,603 in accounts payable and accrued expenses, and

         * a decrease of $881,439 in funds withheld at interest together with a decrease of $904,736 in contract holder funds, both as a result of early surrenders of policy holders and terminations upon the death of policy holders.

         In addition, as described above we recognized a non-cash expense of $1,000,000 in fiscal 2002 as a result of the issuance of the Series A Preferred Stock and we did not have any corresponding transactions in fiscal 2003.

         Net cash used by investing activities was $15,403 for the fiscal year ended December 31, 2003 as compared to net cash provided by investing activities of $43,876 for the fiscal year ended December 31, 2002. This decrease is primarily due to the rise in bond prices; while the fair value of our investment in our bond portfolio has decreased by about $50,000 since 2002, an increase in the net cost of our portfolio used about $42,000 in cash. This approximate $92,000 swing was offset by the net recoupment of approximately $48,000 more in gains on the sale of bonds in fiscal 2003 than in fiscal 2002. Net cash provided by financing activities was $30,600 for fiscal 2003 as compared to $178,277 for fiscal 2002. This change is primarily attributable to $107,500 of gross proceeds we received from the private placement of our securities in fiscal 2002.

         At December 31, 2003 our working capital was $2,251,132. Our cash and cash equivalents at December 31, 2003 were $21,072, a decrease of $68,322 from December 31, 2002. Our available for sale securities decreased from $2,273,546 at December 31, 2002 to $2,223,462 at December 31, 2003 due primarily to the decrease in their market value. We are required to maintain this approximate amount of securities for regulatory purposes which represents our capital and surplus.

         We face certain uncertainties which may have an adverse impact on our liquidity in future periods, including:

         * The annuity contracts which have been ceded to us generally guarantee a minimum annual interest rate of 3.0% which we pay to the contract holders. If the amount of revenues we generate from investment income is not sufficient to pay the interest to the contract holders, we will be required to use our cash and cash equivalents, including our capital and surplus, to make up any shortfall in the guaranteed yield to the contract holder,

         * If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, our investment income will be adversely affected,

         * During periods of rising interest rates, we may be unable to take full advantage of the spread between earnings on our investments and costs associated with annuity contracts because our contract holders may elect to terminate the existing contracts and obtain replacement contracts with higher guaranteed yield contracts, and

         * While our funds withheld at interest subject to restrictions are held in long-term investments with maturities layered to anticipate the surrender of the corresponding annuity policies, during periods of rising interest rates when contract holders may elect to terminate the existing contacts and obtain replacement contracts with higher guaranteed yields we may not have sufficient liquidity in these investments and would be required to utilize a portion of our capital and surplus to fund these early surrenders.

         We believe, however, that the specific risk of funds withheld being insufficient to cover surrendered policies is minimal in that the conditions of the annuity contracts provide for surrender charges in an amount sufficient to cover the deferred policy acquisition costs incurred in connection with the ceded risk.

         We have incurred cumulative losses through December 31, 2003. At December 31, 2003 we have an accumulated deficit of $1,681,475 which includes non-cash interest expense of $166,668 and $1,000,000 for fiscal 2003 and fiscal 2002, respectively, as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. We may continue to incur losses during the future. We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $101,377 was outstanding at December 31, 2003. This note is not callable nor can it be cancelled prior to its August 2004 maturity date. We reasonably believe that Dr. Bishop will renew this note before its due date so that the line of credit remains available to us.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In conjunction with the audit of our financial statements for the year ended December 31, 2001, on December 6, 2001 we dismissed Rodefer, Moss & Co PLLC, our then principal independent accountant. The report of Rodefer, Moss & Co PLLC on our financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements between our company and Rodefer, Moss & Co PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Rodefer, Moss & Co PLLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         On January 3, 2002 we engaged Henderson Hutcherson & McCullough, PLLC to act as our principal independent accountant. Prior to such engagement, we did not consult with Henderson Hutcherson & McCullough PLLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on its financial statements. The change in our principal independent accountants from Rodefer, Moss & Co PLLC to Henderson Hutcherson & McCullough PLLC was approved by our board of directors.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Name                      Age               Positions

Archer W. Bishop, Jr., M.D.        60       Chairman of the Board
Lila K. Pfleger                    43       President, Treasurer and director
Stanley P. Brown, III              54       Director, President of American Life
John H. Bell, M.D.                 69       Director

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

         LILA K. PFLEGER, CPA. Ms. Pfleger has served as our president since March 2004, as secretary, treasurer and a member of our board of directors since June 2002 and served as secretary, treasury and a member of the board of directors at our American Life subsidiary since 1992. Since 1988 she has served as Executive Director for the Lucille S. Thompson Family Foundation, a Knoxville, Tennessee based private foundation where Ms. Pfleger is involved in community and grants management, and since 1988 she has also served as business manager for TABCO, a Knoxville, Tennessee company involved in family wealth management. Prior to joining TABCO, Ms. Pfleger was also employed as a tax supervisor for Coopers & Lybrand and a staff accountant for Lawson & Synder, P.C. Ms. Pfleger, who has been a certified public accountant since 1984, is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. She received her Bachelor of Science with a major in accounting from the University of Tennessee in 1982.

         STANLEY P. BROWN, III. Mr. Brown has been a member of our board of directors since June 2002, and served as our president from June 2002 until March 2004. He has been president and a member of the board of directors at our American Life subsidiary since its inception in 1992. From 1990 to 1992 Mr. Brown was director of operations at DeRoyal Life Insurance Company, Knoxville, Tennessee. Prior to joining DeRoyal Life Insurance Company, Mr. Brown was a senior underwriter for various insurance companies. Mr. Brown holds a Series 7 Registered Representative's license issued by the NASD, which is currently on file with Lanrick Securities, LLC in Knoxville, Tennessee. Mr. Brown received both a Bachelor of Arts and a Bachelor of Science degree from the University of Tennessee in 1973.

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

COMMITTEE OF THE BOARD OF DIRECTORS

         In August 2002 we established an audit committee of our board of directors. The members of the audit committee are Ms. Pfleger and Dr. Bell. The Audit Committee assists the Board in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications, independence and performance of our independent auditors, the performance of our internal audit function and our compliance with legal and regulatory requirements. Mrs. Pfleger is an "audit committee financial expert" within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended December 31, 2003, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

CODE OF ETHICS

         Effective March 1, 2004, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

         * honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         * full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

         *  compliance with applicable governmental laws, rules and regulations;

         * the prompt internal reporting of violations of the Code of Business Conduct and

            Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

         * accountability for adherence to the Code of Business Conduct and Ethics.

         Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

         In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

         Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: American Life Holding Company, Inc., 4823 Old Kingston Pike, Suite 125, Knoxville, Tennessee 37919.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

Cash Compensation

         The following table summarizes all compensation recorded by us in each of the last two fiscal years for our Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                                        SUMMARY COMPENSATION TABLE
                                                               Long Term Compensation
                                                        -----------------------------------
                         Annual Compensation                     Awards             Payouts
                 ------------------------------------   -------------------------   -------
 Name and        Year   Salary   Bonus   Other Annual   Restricted    Securities     LTIP       All Other
 Principal               ($)      ($)    Compensation     Stock       Underlying    Payouts   Compensation
 Position                                    ($)         Award(s)    Options/SARs
                                                           ($)            (#)
 -------------   ----   ------   -----   ------------   ----------   ------------   -------   ------------
 Stanley P.      2003   55,000     -          -             -              -           -         $17,680
 Brown III (1)   2002   55,000     -          -             -           42,000         -         $12,364
                 2001   55,000     -          -             -              -           -         $10,532

(1) Mr. Brown served as our president from June 2002 following the share exchange with our the shareholders of our American Life subsidiary until March 2004. He has served as president of American Life since its inception in 1992. The amounts reflected as his salary reflect the amounts paid by American Life. In fiscal 2002 we granted Mr. Brown options to purchase 42,000 shares of our common stock at $10.00 per share which are exercisable in perpetuity. All other compensation includes $10,096 for health insurance, $2,584 for disability insurance and $5,000 for car allowance for fiscal 2003, $5,000 for car allowance and $7,364 for health insurance and disability cfor fiscal 2002 and $5,417 for car allowance and $5,115 for health insurance and disability coverage for fiscal 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants
 -----------------------------------------------------------------------------
 Name     Number of            % of Total         Exercise or Base  Expiration
          Securities       Options/SARs Granted     Price ($/Sh)       Date
          Underlying      to Employees in Fiscal
       Options/SARs Year
          Granted (#)
 ----  -----------------  ----------------------  ----------------  ----------
 none         0                      -                    -              -

                   AGGREGATE OPTION/SAR EXERCISES IN FISCAL YEAR 2002 AND FY-END
                                         OPTION/SAR VALUES
                                      Number of Securities       Value of Unexercised In-the-Money
                                     Underlying Unexercised           Options/SARs at FY End
                                     Options/SARs at FY-End                     ($)
                                               (#)
                                   ---------------------------   ---------------------------------
  Name        Shares      Value    Exercisable   Unexercisable     Exercisable    Unexercisable
             Acquired   Realized
                on         ($)
             Exercise
                (#)
  ----       --------   --------   -----------   -------------     -----------     -------------
Stanley P.       0          -       42,000 (1)          -              (1)              -
Brown, III

(1) Includes 42,000 shares of our common stock underlying currently exercisable warrants. The warrants are exercisable in perpetuity. While our common stock is quoted on the OTC Bulletin Board, there have been no market transactions in our common stock. Accordingly, for the purpose of this table we are valuing the shares at $0.00.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 25, 2004 there were 391,449 shares of our common stock and 250,000 shares of our Series A Convertible Preferred Stock issued and outstanding. Our common stock and Series A Convertible Preferred Stock are the classes of our voting securities. The following table sets forth, as of March 25, 2004, information known to us relating to the beneficial ownership of these shares by:

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

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from the date of this annual report upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 25, 2004, have been exercised or converted.

 Title of       Name of                                   Amount and Nature of   Percentage      Percent of
 Class          Beneficial Owner                          Beneficial Ownership    of Class    Voting Control (1)
 -----          ----------------                          --------------------   ----------   ------------------
 Common Stock
 ------------
                Dr. Archer W. Bishop (2)                         207,051            52.9%            99.0%
                Stanley P. Brown, III (6)                         44,018            10.2%              *
                Lila Pfleger, CPA   (7)                            7,759             2.0%              *
                Dr. John H. Bell (3)                              26,500             6.8%              *
                All officers and directors
                  as a group (four persons)(2)(3)(6)(7)          285,328            65.6%            99.6%
                RM Consulting LLC (4)                             25,000             6.4%              *
                Ella Chesnutt (5)                                 20,000             5.1%              *
                Archer W. Bishop III
                Irrevocable Trust  (8)                            25,000             6.4%              *

 Series A Convertible Preferred Stock
 ------------------------------------
                Dr. Archer W. Bishop (2)                         250,000             100%            99.2%
                Stanley P. Brown, III                                  0              -                -
                Lila Pfleger, CPA                                      0              -                -
                Dr. John H. Bell (3)                                   0              -                -
                All officers and directors
                  as a group (five persons)(2)(3)                250,000             100%            99.4%

* represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Series A Convertible Preferred Stock at March 25, 2004. At March 25, 2004 the holders of our outstanding shares of common stock and Series A Convertible Preferred Stock were entitled to an aggregate of 19,141,449 votes at any meeting of our shareholders, which includes 391,449 votes attributable to the outstanding shares of common stock and 18,750,000 votes attributable to the outstanding shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock entitles the holder to 75 votes at any meeting of our shareholders and such shares will vote together with our common shareholders.

(2) Dr. Bishop's beneficial ownership of common stock 25,000 shares of common stock owned by the Baker O. Bishop Irrevocable Trust, 25,000 shares of common stock owned by the Kristin K. Bishop Irrevocable Trust and 25,000 shares of common stock owned by the Thompson A. Bishop Irrevocable Trust. Dr. Bishop serves or served as (as to Kristin K. Bishop Irrevocable Trust) as co-trustee for each of these trusts. In May 2003 the Kristin K. Bishop Irrevocable Trust was dissolved by its terms and the 25,000 shares of our common stock held by the trust are to be transferred to Ms. Bishop individually. However, as of the date of this annual report, such transfer has not occurred. Percentage of Voting Control includes the 250,000 shares of our Series A Convertible Preferred Stock held by Dr. Bishop which entitles him to 18,750,000 votes and 207,051 votes attributable to shares of our common stock owned or controlled by him.

(3) Dr. Bell's beneficial ownership of common stock includes 26,500 shares of common stock held for the benefit of his wife, Jane P. Bell, over which Dr. Bell has voting control.

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

(8) Mr. Archer W. Bishop III, the adult son of Dr. Bishop, is the beneficiary and co-trustee of this trust. Dr. Bishop disclaims beneficial ownership of such shares. The trust's address is c/o 4823 Old Kingston Pike, Knoxville, Tennessee 37919.

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

         In August, 2002 we issued Dr. Bishop 250,000 shares of our newly created Series A Convertible Preferred Stock as consideration for the granting to us by him of a $250,000 line of credit. Under the terms of the credit line, we may borrow up to the maximum amount of the line in one or more draws. This aggregate principal amount of $70,777.26 previously advanced to us by Dr. Bishop which remained outstanding as of June 30, 2002 is included in the amount advanced to us by Dr. Bishop and shall be included in the sums due him under the line of credit. These draws will bear interest at the rate of one percent over prime, adjusted quarterly, with the current interest rate set at 5.75%. Beginning on December 31, 2002 and thereafter payable quarterly, we will make a payment of interest accrued to the date of such payment. We can repay the amounts due under the credit line at any time without premium of penalty in whole or in part and if not sooner paid, the entire unpaid principal balance hereof and accrued interest thereon shall be due and payable in August 2004, subject to renewal by Dr. Bishop. At December 31, 2003 we owed Dr. Bishop $101,377 under this line of credit. The Series A Convertible Preferred Stock carries super majority voting rights and is designed to ensure Dr. Bishop's continued control of our company. As described elsewhere herein, for purposes of our financial statements we have valued these shares at $5.00 per share, for a total of $1,250,000. Of this amount $250,000 was recorded as prepaid financing costs and this non-cash amount is being amortized over the two year term of the note. The remaining $1,000,000 was recorded as interest expense and taken as a one time non-cash charge in fiscal 2002.

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

         During fiscal 2003 a company which is affiliated with Dr. Bishop, our principal shareholder, purchased the building in which our principal offices are located. We have continued to occupy our office space in that building on a month to month basis for monthly rental of $700.00.

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

10.4     Unsecured Revolving Credit Note in the principal amount of $250,000(1)
10.5     American Life Holding Company, Inc. 2002 Stock Option Plan(1)
10.6 Agreement between The American Life and Annuity Company, Inc. and Martin & Company, L.P.(1)
14       Code of Ethics
16.1 Letter from Rodefer Moss & Co PLLC regarding change of certifying accountants(1)
21       Subsidiaries of the registrant(1)
31.1     Section 302 Certificate of President
32.1     Section 906 Certificate of President

(1) Incorporated by reference to American Life Holding's registration statement on Form SB-2, SEC file number 333-99415, as amended, and as declared effective by the SEC on February 12, 2003.

(b)      Reports on 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate audit fees billed by Henderson Hutcherson & McCullough, PLLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB during the fiscal year ended December 31, 2003 were $0.

         The aggregate audit fees billed to us by Henderson Hutcherson & McCullough, PLLC during the fiscal year ended December 31, 2002 were approximately $23,129 which included services related to American Life's statutory audit. The aggregate audit fees billed to us by Henderson Hutcherson & McCullough, PLLC for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2003 were approximately $4,800.

Audit Related Fees

         For the fiscal year ended December 31, 2003 the aggregate fees billed for assurance and related services by Henderson Hutcherson & McCullough, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0.

         For the fiscal year ended December 31, 2002 the aggregate fees billed for assurance and related services by Henderson Hutcherson & McCullough, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0.

Tax Fees

         We do not use our principal accountant for tax compliance, tax advice or tax planning and did not pay such firms any fees for these related matters during either fiscal 2003 or fiscal 2002.

All Other Fees

         Other than fees relating to the services described above under "Audit Fees," "Audit- Related Fees" and "Tax Fees," there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2003 or 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

                                  AMERICAN LIFE HOLDING COMPANY, INC.

March 30, 2004                    By: /s/ Lila K. Pfleger
                                      -------------------
                                      Lila K. Pfleger, President,
                                      Principal Executive Officer, and
                                      Principal Accounting and Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                     DATE

 /s/ Dr. Archer W. Bishop, Jr.          Chairman                  March 30, 2004
 -----------------------------
 Dr. Archer W. Bishop, Jr.


 /s/ Lila K. Pfleger                    President,                March 30, 2004
 -------------------                    Principal Executive,
 Lila K. Pfleger                        Principal Accounting
                                        and Financial Officer
                                        and director

 /s/ Stanley P. Brown                   Director                  March 30, 2004
 ---------------------
 Stanley P. Brown, III


 /s/ Dr. John H. Bell                   Director                  March 30, 2004
 --------------------
 Dr. John H. Bell

                  ____________________________________________


                            THE AMERICAN LIFE HOLDING
                          COMPANY, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                  ____________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders
The American Life Holding Company, Inc. and Subsidiary
  (Formerly B & B Capital Group, Inc. and Subsidiary)
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of The American Life Holding Company, Inc. and Subsidiary (formerly B & B Capital Group, Inc. and Subsidiary) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Life Holding Company, Inc. and Subsidiary (formerly B & B Capital Group, Inc. and Subsidiary) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Henderson, Hutcherson & McCullough, PLLC
Chattanooga, Tennessee
March 23, 2004

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


                                     ASSETS

                                                        2003           2002
Cash and investments:
  Cash .............................................$     21,072   $     89,394
  Available-for-sale securities (amortized cost -
    $2,159,040 and $2,117,364, respectively) .......   2,223,462      2,273,546
                                                    ------------   ------------
                                                       2,244,534      2,362,940

Accrued investment income ..........................      30,924         40,622
Funds withheld at interest subject to restrictions .   8,437,915      9,389,787
Prepaid financing costs ............................      83,332        208,332
Property and equipment, net ........................       1,333          2,179
Unamortized policy acquisition costs ...............     533,962        517,966
Deferred tax asset .................................     105,900        111,600
                                                    ------------   ------------

    TOTAL ASSETS ...................................$ 11,437,900   $ 12,633,426
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits ............................$  8,775,241   $  9,733,626
Note payable .......................................     101,377         70,777
Accounts payable and accrued expenses ..............       6,281         14,081
                                                    ------------   ------------

    TOTAL LIABILITIES ..............................   8,882,899      9,818,484
                                                    ------------   ------------

TEMPORARY EQUITY
Preferred stock, $0.10 stated value; authorized
  5,000,000 shares, 250,000 issued and outstanding .   1,250,000      1,250,000
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
  authorized; issued and outstanding, 391,449 shares         392            392
Additional paid-in capital .........................   2,937,809      2,937,809
Accumulated deficit ................................  (1,681,475)    (1,495,240)
Accumulated other comprehensive income .............      48,275        121,981
                                                    ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY .....................   1,305,001      1,564,942
                                                    ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....$ 11,437,900   $ 12,633,426
                                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

                                                         2003           2002

REVENUES
  Investment income ..............................    $ 658,551     $   634,059
  Realized investment gains ......................       59,600          10,859
                                                      ---------     -----------
                                                        718,151         644,918

EXPENSES
  Interest to contractholders ....................      452,470         491,455
  General insurance expenses .....................      276,921         205,584
  Taxes, licenses and other ......................       19,440           7,530
  Recapitalization expense .......................        6,534          16,971
                                                      ---------     -----------
                                                        755,365         721,540

OTHER INCOME (EXPENSE)
  Interest .......................................     (129,821)     (1,043,073)
                                                      ---------     -----------


INCOME (LOSS) BEFORE INCOME TAXES ................     (167,035)     (1,119,695)
  Income tax benefit (expense) ...................      (19,200)         40,000
                                                      ---------     -----------

NET INCOME (LOSS) ................................    $(186,235)    $(1,079,695)
                                                      =========     ===========

BASIC EARNINGS PER SHARE .........................    $    (.48)    $     (3.02)
                                                      =========     ===========

DILUTED EARNINGS PER SHARE .......................    $     N/A     $       N/A
                                                      =========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ..............      391,449         357,489
                                                      =========     ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING ......          N/A             N/A
                                                      =========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
                             (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 2003 AND 2002
___________________________________________________________________________________________________________
                                                                                   ACCUMULATED
                                                         ADDITIONAL                  OTHER
                                         COMMON STOCK     PAID-IN    ACCUMULATED  COMPREHENSIVE
                                        SHARES   AMOUNT   CAPITAL      DEFICIT    INCOME (LOSS)    TOTAL
                                        -------  ------  ----------  -----------  -------------  ----------

Balance,  January 1, 2002 ............  319,799  $  320  $2,937,809  $  (415,545)   $  40,736    $2,563,320

Shares issued for acquisition (Note 1)   71,650      72           -            -            -            72

  Net Loss ...........................        -       -           -   (1,079,695)           -    (1,079,695)

Unrealized gain on  available-for-sale
securities, net of tax of $21,600 ....        -       -           -            -       81,245        81,245

(Total Comprehensive
Loss $998,450) .......................        -       -           -            -            -             -
                                        -------  ------  ----------  -----------    ---------    ----------
Balance December 31, 2002 ............  391,449  $  392  $2,937,809  $(1,495,240)   $ 121,981    $1,564,942

  Net loss ...........................                                  (186,235)                  (186,235)

Unrealized loss on available-for-sale
securities, net of
securities, net of tax of $13,500 ....        -       -           -            -      (73,706)      (73,706)

(Total Comprehensive
Loss $259,941) .......................        -       -           -            -            -             -
                                        -------  ------  ----------  -----------    ---------    ----------
                                        391,449  $  392  $2,937,809  $(1,681,475)   $  48,275    $1,305,001
                                        =======  ======  ==========    ==========   =========    ==========


                               The accompanying notes are an integral part of
                                  these consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


                                                          2003          2002
OPERATING ACTIVITIES
  Net income (loss) ..................................$  (186,235)  $(1,079,695)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
    Depreciation and amortization ....................    147,730        65,843
    Deferred taxes ...................................    (19,200)      (40,000)
    Stock issued in payment of interest to stockholder          -     1,000,000
    Realized gains on investment securities ..........    (60,800)      (12,798)
    Realized losses on investment securities .........      1,201         1,940
    (Increase) decrease in:
      Funds withheld at interest .....................    951,872        70,433
      Accrued investment income ......................      9,698           735
    Increase (decrease) in:
      Contract holder funds ..........................   (958,385)      (53,649)
      Accounts payable and accrued expenses ..........     (7,800)      (93,403)
                                                      -----------   -----------

    Net cash used in operating activities ............    (83,519)     (140,594)
                                                      -----------   -----------

INVESTING ACTIVITIES
  Contract acquisition costs .........................    (32,576)      (39,738)
  Proceeds from the sale of investments ..............    848,486       470,722
  Proceeds from maturities of investments ............    625,000       125,000
  (Purchase) disposal of other asset .................          -        25,000
  Purchase of investment securities .................. (1,456,313)     (537,108)
                                                      -----------   -----------

    Net cash provided (used) in investing activities .    (15,403)       43,876
                                                      -----------   -----------

FINANCING ACTIVITIES
  Cash obtained in acquisition .......................          -       107,500
  Proceeds from stockholder note .....................     30,600        70,777
                                                      -----------   -----------

    Net cash provided by financing activities ........     30,600       178,277
                                                      -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....    (68,322)       81,559

  Cash and cash equivalents, beginning of year .......     89,394         7,835
                                                      -----------   -----------

  Cash and cash equivalents, end of year .............$    21,072   $    89,394
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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

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

         This share exchange, which was structured to be a tax-free exchange under the Internal Revenue Code of 1986, as amended, resulted in a change in control of ALH. ALH's sole officer and director resigned at the closing of the share exchange and ALH's current officers and directors, who were the officers and directors of ALAC were appointed. Following the share exchange, the former shareholders of ALAC as a group retained or received the larger portion of the voting rights in ALH, and the governing body and management of ALH are those of ALAC. Since at the time of the acquisition, ALH had no significant operations, liabilities or assets, the beginning equity balances of ALAC have been presented as a recapitalization of ALAC whereby 319,799 (post reverse split - see Note 2) common shares are accounted for as the subsequent issuance of 71,650 shares for the net assets of ALH. As a result, the historical financial statements of ALAC are the continuing historical financial statements of the resulting company ("the Company"). The principal purpose of the merger is to permit the combined entities to become an organization whose shares may be traded on a public exchange. It is the intent of management to seek additional capital in the future from public markets to facilitate further growth of the Company's reinsurance operations.

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

         Costs incurred through December 31, 2002 in connection with the recapitalization and share exchange total $123,493. To the extent of cash acquired in the recapitalization, these expenses are charged against additional paid-in capital.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

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

         Giving effect to the above transactions as of January 1, 2002, the Company's condensed pro-forma consolidated income statement would appear as follows:

                                           AMERICAN       B & B      PRO-FORMA
                                             LIFE        CAPITAL       TOTAL
         Revenues
           Investment income ............ $   634,059   $     127   $   634,186
           Realized investment gains ....      10,859           -        10,859
                                          -----------   ---------   -----------
                                              644,918         127       645,045
         Expenses
           Interest to contract holders .     491,455           -       491,455
           General insurance expenses ...     205,584           -       205,584
           Recapitalization expense .....      16,971     250,000       266,971
           Taxes, licenses and other ....       7,530         901         8,431
                                          -----------   ---------   -----------
                                              721,540     250,901       970,117
         Other expenses
           Interest .....................  (1,043,073)          -             -
                                          -----------   ---------   -----------
             Net loss before income taxes  (1,119,695)   (250,774)   (1,370,469)
         Income tax benefit .............      40,000           -        40,000
                                          -----------   ---------   -----------
             Net loss ................... $(1,079,695)  $(250,774)  $(1,330,469)
                                          ===========   =========   ===========

         Basic loss per share ........... $     (3.38)  $     N/A   $     (3.40)
                                          ===========   =========   ===========

         Weighted average shares
           outstanding ..................     319,799         N/A       391,449
                                          ===========   =========   ===========

         All potentially dilutive securities in 2002 are anti-dilutive due to the net loss from operations for the pro-forma year ended December 31, 2002.

         As a result of the change of control in B&B Capital, management does not expect the Company to receive any benefit from the net operating loss in B&B Capital for the period from January 1 to June 22, 2002. Accordingly, the above presentation includes no provision for income tax benefit.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS
         Annuity contract policies reinsured by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts represent assumed reinsurance, primarily with a subsidiary of one of the five largest insurance holding companies in the world, which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

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

         Until a contract reaches the annuitization phase, they are considered to be in the accumulation phase. The Company's ceded contracts in force are primarily in the accumulation phase. Amortization expense for 2003 and 2002 totaled $21,817 and $20,161, respectively.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

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

         NEW ACCOUNTING STANDARDS

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 had no impact on the Company's reported consolidated financial position, results of operations or cash flows.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants.

         For the year ended December 31, 2003 and 2002, all securities convertible into common shares were anti-dilutive.

NOTE 3 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         Interest paid in 2003 and 2002 was $-0- and $1,405, respectively. No income taxes were paid in any period presented. In a non-cash transaction in 2002, financing costs of $1,000,000 were incurred and the prepayment of interest in the amount of $250,000 arose through the issuance of preferred stock as discussed in note 12. Also in 2002, liabilities of $101,237 were assumed in the acquisition as discussed in note 1.

NOTE 4 - INVESTMENTS

         Major categories of investment income are summarized as follows:

                                                           2003        2002

         Fixed maturities ............................  $ 117,176   $ 125,563
         Interest bearing cash .......................        528       4,384
         Gross investment income credited by reinsured    551,204     514,408
                                                        ---------   ---------
                                                          668,908     644,355
         Investment expenses .........................    (10,357)    (10,296)
                                                        ---------   ---------
         Total .......................................  $ 658,551   $ 634,059
                                                        =========   =========

         The amortized cost and estimated fair values of investments in bonds at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.
                                                 AMORTIZED
                                                    COST     FAIR VALUE

         Due in one year or less ..............  $  427,535  $  429,083
         Due after one year through five years    1,112,459   1,157,350
         Due after five years through ten years     619,046     637,029
                                                 ----------  ----------
         Total ................................  $2,159,040  $2,223,462
                                                 ==========  ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

NOTE 4 - INVESTMENTS (Continued)

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31, 2003 and 2002 are as follows:

                                                          GROSS           GROSS
                                        AMORTIZED       UNREALIZED      UNREALIZED
         2003                              COST           GAINS           LOSSES        FAIR VALUE
         Obligations of states and
          political subdivisions .      $1,075,027      $  35,410       $  (1,948)      $1,108,489
         Utilities ...............         100,000          1,711               -          101,711
         Corporate debt securities         984,013         34,614          (5,365)       1,013,262
                                        ----------      ---------       ---------       ----------
                                        $2,159,040      $  71,735       $  (7,313)      $2,223,462
                                        ==========      =========       =========       ==========

                                                          GROSS           GROSS
                                        AMORTIZED       UNREALIZED      UNREALIZED
         2002                              COST           GAINS           LOSSES        FAIR VALUE

         Obligations of states and
          political subdivisions .      $  921,432      $  75,132       $     (22)      $  996,542
         Utilities ...............         151,481          5,308          (1,059)         155,730
         Corporate debt securities       1,044,451         76,823               -        1,121,274
                                        ----------      ---------       ---------       ----------
                                        $2,117,364      $ 157,263       $  (1,081)      $2,273,546
                                        ==========      =========       =========       ==========

         Proceeds from sales of investments in bonds during 2003 and 2002 were $1,473,486 and $595,722, respectively. Realized on those sales in 2003 and 2002 were net gains of $59,599 and $10,858, respectively.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

NOTE 6 - PROPERTY AND EQUIPMENT

         Significant classes of property and equipment are presented below:

                                                   2003         2002

         Office furniture and equipment .....    $ 12,329     $ 12,329
         Less accumulated depreciation ......     (10,996)     (10,150)
                                                 --------     --------

                                                 $  1,333     $  2,179
                                                 ========     ========

         Depreciation expense was $846 for each of the years ended December 31, 2003 and 2002.

NOTE 7 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2003 and 2002, credited interest rates on contract liabilities ranged from 3.00% to 6.70% and from 3.83% to 6.90%, respectively for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at December 31, 2003 is presented below:

                                      ANNUITIES             AMOUNT OF
         YEAR OF ISSUE                 IN FORCE        CONTRACT LIABILITY

              1997 .................. $1,890,074           $1,887,594
              1998 ..................  3,739,666            3,727,456
              1999 ..................  2,732,316            2,609,501
              2000 ..................    407,580              385,991
              2001 ..................      5,605                5,251
                                      ----------           ----------
                                      $8,775,241           $8,615,793
                                      ==========           ==========

NOTE 8 - RELATED PARTY TRANSACTIONS

         In 2001, the Company exchanged 4,450 shares of its common stock for the payment of a note due to the principal stockholder amounting to $89,000 in principal plus accrued interest of $6,816. As of December 31, 2003 and 2002, $101,377 and $70,777, respectively, was owed the principal stockholder under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate set at 5.75%.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

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

         Under these two agreements, funds held for the benefit of the Company, $8,437,915 and $9,389,787 and the related obligations of $8,775,241 and $9,733,626 at December 31, 2003 and 2002, respectively, are included on the accompanying balance sheets under the captions "Funds withheld at interest subject to restrictions" and "Contract holder deposits."

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

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

NOTE 10 - INCOME TAXES

         The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

         The provisions for income taxes for the years ended December 31, 2003 and 2002 are comprised as follows:

                                                            2003        2002

         Currently payable .............................   $     -   $      -
         Deferred federal tax benefit (expense) ........   (13,700)     28,600
         Deferred state tax benefit (expense) ..........    (5,500)     11,400
                                                          --------   ---------
                                                          $(19,200)  $  40,000
                                                          ========   =========

         Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                            2003        2002

         Computed expected income tax benefit (expense)   $ 56,792   $ 380,696
         Expenses not deductible for income tax purposes   (42,500)   (354,167)
         Deductible expenses passed through equity .....         -      36,550
         Valuation allowance for losses in parent ......   (28,000)          -
         Reversals of temporary differences
            at lower than expected rates ...............    (8,225)    (35,138)
         State taxes ...................................     2,733      12,059
                                                          --------   ---------
                                                          $(19,200)    $40,000
                                                          ========   =========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

NOTE 10 - INCOME TAXES (Continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 are as follows:

         Net operating loss carryforwards ................   $ 150,200
         Valuation allowance on parent company losses ....     (28,000)
         Unrealized holding gain on
            available for sale securities ................     (16,100)
                                                             ---------
                                                             $ 105,900

         The realizability of deferred tax assets are dependent upon various factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities, and tax planning strategies. Based upon these and other factors, management determined during 2003 that it is more likely than not that the parent will not realize the benefits of these deferred tax assets and, as a result, established a valuation allowance of $28,000 to fully reserve its losses through December 31, 2003.

         Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax benefit is the result of changes in deferred tax assets, net of the tax effects on the unrealized gain or loss on available for sale securities, assigned to other comprehensive income.

         The Company had available, to offset taxable income, cumulative net operating loss carryforwards arising from the periods since the year ended December 31, 1992 of approximately $800,000 at December 31, 2003. The carryforwards begin expiring in 2012.

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

         Statutory capital at December 31, 2003 and 2002 was $1,119,281 and $1,119,281, and statutory surplus was $906,652 and $1,208,653, at
         December 31, 2003 and 2002, respectively. The Company intends to transfer a portion of its capital to its surplus account with the State of Tennessee during the second quarter of fiscal 2004 so as to fall within minimum guidelines required by the State. Generally, deferred acquisition costs are not admitted as assets for statutory purposes, and therefore, equity balances under statutory accounting principles do not reflect any value for deferred acquisition costs.

         Additionally, valuation reserves are imposed by statute which act as restrictions of retained earnings. Restrictions of retained earnings under these valuation reserves were approximately $69,800 and $31,300 at December 31, 2003 and 2002, respectively.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

         Risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC) became effective for life insurance companies in 1994. RBC requires life insurance carriers to maintain minimum capitalization levels based on a four-part formula. As of December 31, 2003 and 2002, the Company's total adjusted surplus exceeded its authorized control level RBC.

         The ability of ALAC to pay dividends is dependent on obtaining prior written approval of the Tennessee Department of Insurance.

         The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. The warrants, originally issued by ALAC, became exercisable into ALH shares as a result of the share exchange as discussed in note 1. None of the 13,500 non-employee warrants or the 42,000 employee warrants, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

         All warrants were issued prior to 2001 and were fully vested upon issuance. Therefore, their issuance had no pro-forma effect on earnings in any period presented.

         Information regarding the warrants for 2003 and 2002 is as follows:

                                       2003                2002
                                 -----------------   -----------------
                                          WEIGHTED            WEIGHTED
                                          AVERAGE             AVERAGE
                                          EXERCISE            EXERCISE
                                 SHARES    PRICE     SHARES    PRICE
         Options outstanding,
             beginning of year . 55,500   $ 10.00    55,500   $ 10.00
         Options canceled ......   -         n/a     11,000     10.00
         Options exercised .....   -         n/a       -         n/a
         Options granted .......   -      $ 10.00    11,000   $ 10.00
                                 ------              ------
         Options outstanding,
             end of year ....... 55,500   $ 10.00    55,500   $ 10.00
                                 ======              ======
         Options exercisable,
             end of year ....... 55,500   $ 10.00    55,500   $ 10.00
                                 ======              ======


                                                      2003       2002

         Option price range,  end of year .......... $ 10.00   $ 10.00

         Option price range, exercised shares ......    n/a       n/a

         Options available for grant at end of year        0         0

         Weighted average fair value of options
             granted during the year ...............    n/a       n/a

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

NOTE 12 - TEMPORARY EQUITY (Continued)

         In August, 2002 the Company issued all 250,000 shares of this Series A Preferred Stock to Dr. Bishop in connection with the granting by him to the Company of a $250,000 line of credit. Interest on the line of credit is payable monthly at prime plus 1% and matures in August, 2004. At December 31, 2003 the Company had drawn $101,377 under the line of credit.

         The Company assigned a value of $1,250,000 ($5 per share) for the issuance of the preferred shares, recorded deferred financing costs to the extent of proceeds that may be funded under the line of credit ($250,000), and incurred a charge of $1,000,000 as interest expense for the value in excess of the credit line. Amortization of the deferred financing costs totaled $125,000 and 41,668 for the years ended December 31, 2003 and 2002.