Form 10QSB
period 2004-03-31
AMERICAN LIFE HOLDING CO INC
filed 2004-05-24
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______


                        Commission file number: 000-50196


                      American Life Holding Company, Inc..
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

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of April 30, 2004.

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended March 31, 2004

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2004 (unaudited)
         and December 31, 2003.................................................1

         Consolidated Statements of Operations (unaudited) for the
         three months ended March 31, 2004 and 2003............................2

         Consolidated Statements of Changes in Stockholders'
         Equity (unaudited) for the three months ended March 31, 2004..........3

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2004 and 2003............................4

         Notes to Consolidated Financial Statements (unaudited) ...............5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7

Item 3.  Controls and Procedures...............................................9

Part II  Other Information....................................................10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS

                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
________________________________________________________________________________

                                     ASSETS
                                                        2004           2003

Cash and investments:
  Cash ...........................................  $      9,329   $     21,072
  Available-for-sale securities (amortized cost -
    $2,182,376 and $2,159,040, respectively) .....     2,267,153      2,223,462
                                                    ------------   ------------
                                                       2,276,482      2,244,534

Accrued investment income ........................        24,279         30,924
Funds withheld at interest subject to restrictions     8,131,469      8,437,915
Prepaid financing costs ..........................        52,082         83,332
Property and equipment, net ......................         1,122          1,333
Unamortized policy acquisition costs .............       533,635        533,962
Deferred tax asset ...............................       107,155        105,900
                                                    ------------   ------------

    TOTAL ASSETS .................................  $ 11,126,224   $ 11,437,900
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits ..........................  $  8,457,769   $  8,775,241
Note payable .....................................       131,377        101,377
Accounts payable and accrued expenses ............         7,493          6,281
                                                    ------------   ------------

    TOTAL LIABILITIES ............................     8,596,639      8,882,899
                                                    ------------   ------------

TEMPORARY EQUITY .................................     1,250,000      1,250,000
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
  1,000,000 shares authorized;
  issued and outstanding, 391,449 shares .........           392            392
Additional paid-in capital .......................     2,937,809      2,937,809
Accumulated deficit ..............................    (1,724,185)    (1,681,475)
Accumulated other comprehensive income ...........        65,569         48,275
                                                    ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY ...................     1,279,585      1,305,001
                                                    ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...  $ 11,126,224   $ 11,437,900
                                                    ============   ============

See notes to consolidated financial statements.

                     THE AMERICAN LIFE HOLDING COMPANY, INC.
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (BOTH UNAUDITED)
________________________________________________________________________________


                                                           2004          2003

REVENUES
  Investment income ................................    $ 126,401     $ 145,045
  Realized investment gains ........................        4,642        32,489
                                                        ---------     ---------
                                                          131,043       177,534

EXPENSES
  Interest to contractholders ......................       88,199       121,310
  General insurance expenses .......................       55,879        55,515
  Taxes, licenses and other ........................        1,560         1,560
  Recapitalization expense .........................            -        19,440
                                                        ---------     ---------
                                                          145,638       197,825

OTHER INCOME (EXPENSE)
  Interest .........................................      (32,415)      (32,220)
                                                        ---------     ---------


LOSS BEFORE INCOME TAXES ...........................      (47,010)      (52,511)
  Income tax benefit (expense) .....................        4,300           500
                                                        ---------     ---------


NET LOSS ...........................................    $ (42,710)    $ (52,011)
                                                        =========     =========


BASIC LOSS PER SHARE ...............................    $    (.11)    $    (.13)
                                                        =========     =========

DILUTED LOSS PER SHARE .............................    $     N/A     $     N/A
                                                        =========     =========

WEIGHTED AVERAGE SHARES OUTSTANDING ................      391,449       391,449
                                                        =========     =========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING ........          N/A           N/A
                                                        =========     =========

See notes to consolidated financial statements.

                      THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
                        (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                           THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
_________________________________________________________________________________________________

                                                                        ACCUMULATED
                                            ADDITIONAL                     OTHER
                           COMMON STOCK      PAID-IN     ACCUMULATED   COMPREHENSIVE
                         SHARES    AMOUNT    CAPITAL       DEFICIT     INCOME (LOSS)     TOTAL
                         -------   ------   ----------   -----------   -------------   ----------

Balance January 1, 2004  391,449    $392    $2,937,809   $(1,681,475)     $48,275      $1,305,001


  Net loss ............                                      (42,710)                     (42,710)

Unrealized gain on
available-for-sale
securities, net of
tax of $3,045 .........                                                    17,294          17,294

(Total Comprehensive
Loss $25,416) .........
                         -------    ----    ----------   -----------      -------      ----------

                         391,449    $392    $2,937,809   $(1,724,185)     $65,569      $1,279,585
                         =======    ====    ==========   ===========      =======      ==========


See notes to consolidated financial statements.

                                                 3

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (BOTH UNAUDITED)
________________________________________________________________________________


                                                             2004        2003
OPERATING ACTIVITIES
  Net loss .............................................  $ (42,710)  $ (52,011)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
    Depreciation and amortization ......................     38,523      37,291
    Deferred taxes .....................................     (4,300)       (500)
    Realized gains on investment securities ............     (4,804)    (32,489)
    Realized losses on investment securities ...........        162           -
    (Increase) decrease in:
      Funds withheld at interest .......................    306,446     340,013
      Accrued investment income ........................      6,645      16,332
    Increase (decrease) in:
      Contract holder funds ............................   (317,472)   (335,216)
      Accounts payable and accrued expenses ............      1,212     (11,604)
                                                          ---------   ---------
        Net cash provided by (used in) operating
          activities ...................................    (16,298)    (38,184)
                                                          ---------   ---------

INVESTING ACTIVITIES
  Contract acquisition costs ...........................     (4,331)     (5,847)
  Proceeds from the sale of investments ................     53,971     325,624
  Proceeds from maturities of investments ..............     74,815     300,000
  Purchase of investment securities ....................   (149,900)   (522,461)
                                                          ---------   ---------
      Net cash provided (used) in investing activities .    (25,445)     97,316
                                                          ---------   ---------

FINANCING ACTIVITIES
  Proceeds from stockholder note .......................     30,000           -
                                                          ---------   ---------
      Net cash provided (used) in investing activities .     30,000           -
                                                          ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......    (11,743)     59,132

  Cash and cash equivalents, beginning of period .......     21,072      89,394
                                                          ---------   ---------

  Cash and cash equivalents, end of period .............  $   9,329   $ 148,526
                                                          =========   =========

See notes to consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2003 included in our Annual Report on Form 10- KSB as filed with the Securities and Exchange Commission.

         Certain amounts in the 2003 financial statements have been reclassified to conform to the presentation in the current quarter.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         No interest or income taxes were paid in any period presented.

NOTE 3 - INVESTMENTS

         For the periods ended March 31, 2004 and 2003, major categories of investment income are summarized as follows:
                                                           2004        2003

         Fixed maturities ............................  $  25,317   $  25,591
         Interest bearing cash .......................         48         191
         Gross investment income credited by reinsured    103,556     121,972
                                                        ---------   ---------
                                                          128,921     147,754
         Investment expenses .........................     (2,520)     (2,709)
                                                        ---------   ---------
         Total .......................................  $ 126,401   $ 145,045
                                                        =========   =========

         The amortized cost and estimated fair values of investments in bonds at March 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.
                                                 AMORTIZED
                                                    COST      FAIR VALUE

         Due in one year or less ..............  $  351,656  $  351,318
         Due after one year through five years    1,147,822   1,197,481
         Due after five years through ten years     648,144     684,243
         Thereafter ...........................      34,754      34,111
                                                 ----------  ----------
         Total ................................  $2,182,376  $2,267,153
                                                 ==========  ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
               (FORMERLY B & B CAPITAL GROUP, INC. AND SUBSIDIARY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2004 AND 2003
________________________________________________________________________________

NOTE 3 - INVESTMENTS (Continued)

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at March 31, 2004 and December 31, 2003 are as follows:

                                                 GROSS       GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED
         2004                          COST      GAINS       LOSSES   FAIR VALUE
         Obligations of states and
          political subdivisions .  $1,064,732  $ 40,554    $(1,408)  $1,103,878
         Utilities ...............     100,000       694          -      100,694
         Corporate debt securities   1,017,644    47,357     (2,420)   1,062,581
                                    ----------  --------    -------   ----------
                                    $2,182,376  $ 88,605    $(3,828)  $2,267,153
                                    ==========  ========    =======   ==========


                                                 GROSS       GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED
         2003                          COST      GAINS       LOSSES   FAIR VALUE
         Obligations of states and
          political subdivisions .  $1,075,027  $ 35,410    $(1,948)  $1,108,489
         Utilities ...............     100,000     1,711          -      101,711
         Corporate debt securities     984,013    34,614     (5,365)   1,013,262
                                    ----------  --------    -------   ----------
                                    $2,159,040  $ 71,735    $(7,313)  $2,223,462
                                    ==========  ========    =======   ==========

NOTE 4 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2004 and 2003, credited interest rates on contract liabilities ranged from 3.00% to 6.70% and from 3.80% to 6.90%, respectively, for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at March 31, 2004 is presented below:

                                     CONTRACT
                                      HOLDER
         YEAR OF ISSUE               DEPOSITS          CASH VALUE

             1997 ................  $1,754,219         $1,751,776
             1998 ................   3,662,614          3,651,450
             1999 ................   2,622,550          2,523,062
             2000 ................     412,719            392,764
             2001 ................       5,667              5,361
                                    ----------         ----------
                                    $8,457,769         $8,324,413
                                    ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Our revenues for the three months ended March 31, 2004 decreased approximately 26.2% from the comparable period in fiscal 2003. Included in these results was a decrease of $27,847, or approximately 85.7%, in revenues from realized investment gains from trading income, and a decrease of $18,644, or approximately 12.8%, on revenues from investment income. The decrease in investment income is primarily the result of declining interest rates, and the decrease in realized investment gains is the result of significantly fewer trades by us during this quarter, following our policy of maintaining our investment portfolio to the fullest extent possible to conserve our earnings potential.

         Our total expenses for the three months ended March 31, 2004 decreased $52,187, or approximately 26.4%, from the three months ended March 30, 2003. During the three months ended March 31, 2004 the interest paid to our contract holders decreased $33,111, or approximately 27.2% from the comparable period in fiscal 2003 which is the result of a combination of declining interest rates and the decrease in amount of contracts we reinsure as a result of death benefits and annuity payments made pursuant to the terms of the contracts. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs remained relatively constant for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. During the three months ended March 31, 2003 we had recapitalization expense of $19,440 which was the balance of the costs incurred by us in connection with the recapitalization of our company which began in fiscal 2002. We did not have any similar expenses during the first quarter of fiscal 2004.

         Other income (expense) is primarily non-cash and represents interest on amounts loaned to us by our principal shareholder. In August 2002 our Chairman and principal shareholder extended us a $250,000 line of credit under a two year note bearing interest at prime plus 1%. As additional consideration for the granting of the line, we issued him 250,000 shares of our Series A Preferred Stock. For purposes of our financial statements, we have valued these shares at $5.00 per share, for an aggregate non-cash value of $ This amount is reflected on our balance sheet at March 31, 2004 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs will be amortized over the term of the loan and we recognized a non-cash expense of $31,250 during the three months ended March 31, 2004. The remaining $1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three months ended March 31, 2004 was $16,298 as compared to net cash used in operating activities of $38,184 during the comparable three month period in fiscal 2003. This change was primarily attributable to:

         *        a $9,301 decrease in our net loss,

         * an increase of approximately $3,800 in the provision for deferred taxes,

         * an decrease of approximately $27,700 in realized gains on investment securities,

         * a change in funds withheld at interest of approximately $33,600 and a decrease of approximately $17,700 in contract holder funds, and

         * a increase of approximately $12,800 in accounts payable and accrued expenses.

         Net cash used in investing activities was $25,445 for the three months ended March 31, 2004 as compared to net cash provided by investing activities of $97,316 for the comparable period in fiscal 2003. This change is primarily the result of a decrease of $272,000 in proceeds from the sale of investments, a decrease of approximately $225,000 in proceeds from maturities of investments coupled with a decrease of approximately $373,000 in purchase of investment securities.

         Our cash and cash equivalents at March 31, 2004 decreased to $9,329 from $21,072 at December 31, 2003, and our available for sale securities increased from $2,223,462 at December 31, 2003 to $2,267,153 at March 31, 2004
primarily as a result of an increase in cash invested. We are required to maintain this approximate amount of securities for regulatory purposes which represents our capital and surplus.

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

         We have incurred cumulative losses through March 31, 2004. At March 31, 2004 we have an accumulated deficit of $1,724,185 which includes the $1,000,000 non-cash interest expense charge taken in fiscal 2002 as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. We may continue to incur losses during the future. We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $131,377 was outstanding at March 31, 2004. This note is not callable nor can it be cancelled prior to its August 2004 maturity date. We reasonably believe that Dr. Bishop will renew this note before its due date so that the line of credit remains available to us.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our President who is our sole officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our President has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

                  Exhibit No.               Description

                     31.1     Rule 13a-14(a)/15d-14(a) certification

                     32.1     Section 1350 certification

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                        American Life Holding Company, Inc.

                                        By: /s/ Lila K. Pfleger
                                            -------------------
                                        Lila K. Pfleger
                                        President, Principal Executive Officer,
                                        and Principal Accounting and Financial
                                        Officer

Dated: May 21, 2004