Form 10QSB
period 2004-06-30
AMERICAN LIFE HOLDING CO INC
filed 2004-08-16
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______to________


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


             4823 Old Kingston Pike, Suite 140, Knoxville, Tennessee
             -------------------------------------------------------
                    (Address of Principal executive offices)


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

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of August 13, 2004.

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended June 30,, 2004

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2004 (unaudited)
         and December 31, 2003.................................................1

         Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003 (unaudited)...............2

         Consolidated Statements of Changes in Stockholders'
         Equity (unaudited) for the six months ended June 30, 2004.............3

         Consolidated Statements of Cash Flows (unaudited) for the
         six months ended June 30, 2004 and 2003...............................4

         Notes to Consolidated Financial Statements (unaudited) ...............5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

Item 3.  Controls and Procedures..............................................10

Part II  Other Information....................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2004

                           CONSOLIDATED BALANCE SHEETS

                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
________________________________________________________________________________

                                     ASSETS
                                                        2004           2003

Cash and investments:
  Cash ...........................................  $    515,060   $     21,072
  Available-for-sale securities (amortized cost -
    $2,147,358 and $2,159,040, respectively) .....     2,163,554      2,223,462
                                                    ------------   ------------
                                                       2,678,614      2,244,534

Accrued investment income ........................        33,207         30,924
Funds withheld at interest subject to restrictions     7,874,439      8,437,915
Prepaid financing costs ..........................        20,832         83,332
Property and equipment, net ......................           910          1,333
Unamortized policy acquisition costs .............       532,589        533,962
Deferred tax asset ...............................       105,000        105,900
                                                    ------------   ------------

    TOTAL ASSETS .................................  $ 11,245,591   $ 11,437,900
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits ..........................  $  8,188,287   $  8,775,241
Note payable .....................................       644,877        101,377
Accounts payable and accrued expenses ............         9,873          6,281
                                                    ------------   ------------

    TOTAL LIABILITIES ............................     8,843,037      8,882,899
                                                    ------------   ------------

TEMPORARY EQUITY .................................     1,250,000      1,250,000
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
  1,000,000 shares authorized; issued and
  outstanding, 391,449 shares ....................           392            392
Additional paid-in capital .......................     2,937,809      2,937,809
Accumulated deficit ..............................    (1,795,779)    (1,681,475)
Accumulated other comprehensive income ...........        10,132         48,275
                                                    ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY ...................     1,152,554      1,305,001
                                                    ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...  $ 11,245,591   $ 11,437,900
                                                    ============   ============

See notes to consolidated financial statements.

                              THE AMERICAN LIFE HOLDING COMPANY, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
__________________________________________________________________________________________________
                                               Three Months Ended       Six Months Ended
                                                     June 30,               June 30,
                                                 2004          2003          2004          2003
                                              ---------     ---------     ---------     ---------
Revenues
  Investment income .......................   $ 120,582     $ 151,379     $ 246,983     $ 296,424
  Realized investment gains (losses) ......      (2,954)        1,691         1,688        34,180
                                              ---------     ---------     ---------     ---------
                                                117,628       153,070       248,671       330,604
Expenses
  Interest to contractholders .............      83,281       121,226       171,480       242,536
  Recapitalization expenses ...............           -             -             -        19,440
  General insurance expenses ..............      54,686        73,649       110,565       129,164
  Taxes, licenses and other ...............       2,225         3,220         3,785         4,780
                                              ---------     ---------     ---------     ---------
                                                140,192       198,095       285,830       395,920


Other income (expense)
  Interest ................................     (33,730)      (30,430)      (66,145)      (62,650)
                                              ---------     ---------     ---------     ---------
     Net income (loss) before income taxes      (56,294)      (75,455)     (103,304)     (127,966)


Income tax benefit (expense) ..............     (15,300)        3,300       (11,000)        3,800
                                              ---------     ---------     ---------     ---------
     Net Income (loss) ....................   $ (71,594)    $ (72,155)    $(114,304)    $(124,166)
                                              =========     =========     =========     =========

Basic earnings (loss) per share ...........   $   (0.18)    $   (0.18)    $   (0.29)    $   (0.32)
                                              =========     =========     =========     =========

Diluted earnings (loss) per share .........   $      na     $      na     $      na     $      na
                                              =========     =========     =========     =========

Weighted average shares outstanding .......     391,449       391,449       391,449       391,449
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

                                                 2

                       THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
__________________________________________________________________________________________________
                                                                        ACCUMULATED
                                            ADDITIONAL                     OTHER
                           COMMON STOCK      PAID-IN     ACCUMULATED   COMPREHENSIVE
                         SHARES    AMOUNT    CAPITAL       DEFICIT     INCOME (LOSS)     TOTAL
                         -------   ------   ----------   -----------   -------------   ----------

Balance January 1, 2004  391,449    $392    $2,937,809   $(1,681,475)     $48,275      $1,305,001

  Net loss ............                                     (114,304)                    (114,304)

Unrealized gain on
available-for-sale
securities, net of
tax of $10,100 ........                                                   (38,143)        (38,143)

(Total Comprehensive
Loss $152,447) ........
                         -------    ----    ----------   -----------      -------      ----------

                         391,449    $392    $2,937,809   $(1,795,779)     $10,132      $1,152,554
                         =======    ====    ==========   ===========      =======      ==========

See notes to consolidated financial statements.

                                                 3

                       THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                      SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (BOTH UNAUDITED)
__________________________________________________________________________________________________
                                                                            2004           2003
OPERATING ACTIVITIES
  Net loss .........................................................     $(114,304)     $(124,166)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
    Depreciation and amortization ..................................        77,340         72,846
    Deferred taxes .................................................        11,000         (3,800)
    Realized gains on investment securities ........................        (4,804)       (34,180)
    Realized losses on investment securities .......................         3,116              -
    (Increase) decrease in:
      Funds withheld at interest ...................................       563,476        558,540
      Accrued investment income ....................................        (2,283)         8,443
    Increase (decrease) in:
      Contract holder funds ........................................      (586,954)      (548,243)
      Accounts payable and accrued expenses ........................         3,592        (11,649)
                                                                         ---------      ---------
        Net cash provided by (used in) operating activities ........       (49,821)       (82,209)
                                                                         ---------      ---------

INVESTING ACTIVITIES
  Contract acquisition costs .......................................        (7,482)       (12,917)
  Proceeds from the sale of investments ............................       250,985        416,063
  Proceeds from maturities of investments ..........................       424,815        400,000
  Purchase of investment securities ................................      (668,009)      (757,611)
                                                                         ---------      ---------
      Net cash provided (used) in investing activities .............           309         45,535
                                                                         ---------      ---------

FINANCING ACTIVITIES
  Proceeds from stockholder notes ..................................       543,500         14,100
                                                                         ---------      ---------
      Net cash provided (used) in investing activities .............       543,500         14,100
                                                                         ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................       493,988        (22,574)

  Cash and cash equivalents, beginning of period ...................        21,072         89,394
                                                                         ---------      ---------

  Cash and cash equivalents, end of period .........................     $ 515,060      $  66,820
                                                                         =========      =========

See notes to consolidated financial statements.

                                                 4

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2003 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2  - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         No interest or income taxes were paid in any period presented.

NOTE 3 - INVESTMENTS

         For the six month periods ended June 30, 2004 and 2003, major categories of investment income are summarized as follows:

                                                            2004         2003

         Fixed maturities                                $  49,590    $  57,037
         Interest bearing cash                                  72          355
         Gross investment income credited by reinsured     202,444      244,103
                                                         ---------    ---------
                                                           252,106      301,495
         Investment expenses                                (5,123)      (5,071)
                                                         ---------    ---------
         Total                                           $ 246,983    $ 296,424
                                                         =========    =========

         The amortized cost and estimated fair values of investments in bonds at June 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.
                                                       AMORTIZED
                                                          COST       FAIR VALUE

         Due in one year or less                       $  125,000    $  124,657
         Due after one year through five years          1,339,583     1,357,467
         Due after five years through ten years           682,685       681,430
         Thereafter                                             -             -
                                                       ----------    ----------
         Total                                         $2,147,358    $2,163,554
                                                       ==========    ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
________________________________________________________________________________

NOTE 3 - INVESTMENTS (Continued)

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at June 30, 2004 and December 31, 2003 are as follows:

                                                         GROSS         GROSS
                                       AMORTIZED       UNREALIZED    UNREALIZED
         2004                             COST           GAINS         LOSSES       FAIR VALUE
         Obligations of states and
          political subdivisions       $1,177,738        $21,920      $ (9,486)     $1,190,172
         Corporate debt securities        969,620         22,658       (18,896)        973,382
                                       ----------        -------      --------      ----------
                                       $2,147,358        $44,578      $(28,382)     $2,163,554
                                       ==========        =======      ========      ==========

                                                         GROSS         GROSS
                                       AMORTIZED       UNREALIZED    UNREALIZED
         2003                             COST           GAINS         LOSSES       FAIR VALUE
         Obligations of states and
          political subdivisions       $1,075,027         35,410       $(1,948)     $1,108,489
         Utilities                        100,000          1,711             -         101,711
         Corporate debt securities        984,013         34,614        (5,365)      1,013,262
                                       ----------        -------       -------      ----------
                                       $2,159,040        $71,735       $(7,313)     $2,223,462
                                       ==========        =======       =======      ==========

NOTE 4 - NOTES PAYABLE

         On June 29, 2004, the Company borrowed from its majority stockholder $500,000 to facilitate the re-domestication of the Company from Tennessee, to Arizona. The note is unsecured, bears interest at prime plus one percent and is payable immediately upon completion of the re-domestication.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003
________________________________________________________________________________

NOTE 5 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2004 and 2003, credited interest rates on contract liabilities ranged from 3.00% to 6.70% and from 3.80% to 6.90%, respectively, for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at June 30, 2004 is presented below:

                                   CONTRACTHOLDER
               YEAR OF ISSUE          DEPOSITS         CASH VALUE

                    1997             $1,765,050         $1,762,646
                    1998              3,586,571          3,575,969
                    1999              2,413,001          2,366,705
                    2000                417,948            398,339
                    2001                  5,717              5,408
                                     ----------         ----------
                                     $8,188,287         $8,109,067
                                     ==========         ==========

NOTE 6 - INCOME TAXES

         In the second quarter of 2004, the Company adjusted its estimated deferred tax assets by approximately $14,000 to account for adjustments to its tax basis in certain assets and liabilities resulting from the completion of its statutory audit in August, 2004.

NOTE 7 - RE-DOMESTICATION

         As of August 5, the Company had filed all known required documentation with the corporate commission of the State of Arizona Department of Insurance. The filing was accompanied with a request for expedited processing. The Company expects action on its application in the near future but has limited control over the process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Our revenues for the three months and six months ended June 30, 2004 decreased approximately 23.2% and 24.8%, respectively, from the comparable periods in fiscal 2003. Included in these results was a decrease in revenues from investment income for the three and six months ended June 30, 2004 were decreases of $30,797 and $49,441, respectively, or approximately 20% and 17%, respectively, from the comparable periods in fiscal 2003. In addition, for the three months ended June 30, 2004 we reported a realized loss on investments of $2,954 as compared to a gain of $1,691 in the comparable period in fiscal 2003. For the six months ended June 30, 2004 our income from investment gains decreased $32,492, or approximately 95%, from the six months ended June 30, 2003. During 2003, overall interest rates on our portfolio of bonds declined as bonds matured and were redeemed. New investments in bonds were made during this time of record low interest rates, replacing bonds acquired during periods when interest rates were higher. The impact of this transformation is felt in an overall lowered yield on our portfolio. During the second quarter of fiscal 2004 bond interest rates began to rise from record lows seen in the previous year, and bonds purchased by us in 2003 and the earlier part of 2004 were sold, giving rise to losses. Additionally, an unrealized loss on the entire portfolio occurred during this time, reflecting the rise in interest rates. The weighted average interest rate on our portfolio at June 30, 2004 is approximately 5%. As a result of these bonds which continue to pay us lower interest rates than we were realizing in fiscal 2003, we anticipate that our investment income will remain at these reduced levels in the foreseeable future.

         Our total expenses for the three months ended June 30, 2004 decreased $57,903, or approximately 29.2%, from the three months ended June 30, 2003, and our total expenses for the six months ended June 30, 2004 decreased $110,090, or approximately 27.8%, from the comparable period in fiscal 2003. During the three months and six months ended June 30, 2004 the interest paid to our contract holders decreased $37,945, or approximately 31.3% and $71,056, or approximately 29.2%, respectively from the comparable periods in fiscal 2003. These decreases are the result of a combination of declining interest rates and the decrease in amount of contracts we reinsure as a result of death benefits and annuity payments made pursuant to the terms of the contracts. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs decreased approximately 25.7% and 14.4%, respectively, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. During the three months ended March 31, 2003 we had recapitalization expense of $19,440 which was the balance of the costs incurred by us in connection with the recapitalization of our company which began in fiscal 2002. We did not have any similar expenses during the first quarter of fiscal 2004.

         Other income (expense) is primarily non-cash and represents interest on amounts loaned to us by our principal shareholder. In August 2002 our Chairman and principal shareholder extended us a $250,000 line of credit under a two year note bearing interest at prime plus 1%. As additional consideration for the granting of the line, we issued him 250,000 shares of our Series A Preferred Stock. For purposes of our financial statements, we have valued these shares at $5.00 per share, for an aggregate non-cash value of $1,250,000. This amount is reflected on our balance sheet at June 30, 2004 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs will be amortized over the term of the loan and we recognized a non-cash expense of $62,500 during the six months ended June 30, 2004. The remaining $1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six months ended June 30, 2004 was $49,821 as compared to net cash used in operating activities of $82,209 during the comparable six month period in fiscal 2003. This change was primarily attributable to:

         *  a $9,862 decrease in our net loss,

         * an increase of approximately $14,800 in the provision for deferred taxes,

         * an decrease of approximately $29,376 in realized gains on investment securities,

         *  decrease in accrued interest income of approximately $10,726;

         *  a decrease in contract holder funds of approximately $38,711; and

         * a increase of approximately $15,241 in accounts payable and accrued expenses.

         Net cash provided by investing activities was $309 for the six months ended June 30, 2004 as compared to net cash provided by investing activities of $45,535 for the comparable period in fiscal 2003. This change is primarily the result of a decrease of $165,078 in proceeds from the sale of investments, an increase of approximately $24,815 in proceeds from maturities of investments coupled with a decrease of approximately $89,602 in the purchase of investment securities.

         Our cash and cash equivalents at June 30, 2004 increased to $515,060 from $21,072 at December 31, 2003 which was primarily the result of a short term loan of $500,000 from our principal shareholder. The proceeds of this loan were used to fund the minimum capital and surplus necessary to complete the redomestication of our American Life subsidiary from a Tennessee-licensed insurance company to an Arizona- licensed insurance company. Under the terms of the loan, at such time as the redomestication is complete and the capital and surplus currently on deposit in Tennessee is released to us, we will use a portion of that amount to repay the loan.

         Our available for sale securities decreased from $2,223,462 at December 31, 2003 to $2,163,554 at June 30, 2004 primarily as a result of market value decline. We are presently required to maintain this approximate amount of securities for regulatory purposes in the State of Tennessee which represents our capital and surplus.

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

         We have incurred cumulative losses through June 30, 2004. At June 30, 2004 we have an accumulated deficit of $1,795,779 which includes the $1,000,000 non-cash interest expense charge taken in fiscal 2002 as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. We may continue to incur losses during the future. We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $144,877 was outstanding at June 30, 2004. This note is not callable nor can it be cancelled prior to its August 2004 maturity date. Dr. Bishop has agreed to renew the term of this note before its due date.

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

Dated: August 13, 2004