Form 10QSB
period 2004-09-30
AMERICAN LIFE HOLDING CO INC
filed 2004-11-16
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


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

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of November 11, 2004.

                       AMERICAN LIFE HOLDING COMPANY, INC.

               Form 10-QSB for the period ended September 30, 2004

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

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2004 (unaudited)
         and December 31, 2003 ................................................1

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003 (unaudited) ........2

         Consolidated Statements of Changes in Stockholders'
         Equity (unaudited) for the nine months ended September 30, 2004 ......3

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine-months ended September 30, 2004 and 2003 ........................4

         Notes to Consolidated Financial Statements (unaudited) ...............5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................................7

Item 3.  Controls and Procedures .............................................10


Part II  Other Information

Item 5.  Other Information ...................................................10

Item 6.  Exhibits ............................................................10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

              SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
________________________________________________________________________________

                                     ASSETS
                                                        2004            2003

Cash and investments:
  Cash ............................................ $     22,445   $     21,072
  Available-for-sale securities (amortized cost -
    $2,617,004 and $2,159,040, respectively) ......    2,667,179      2,223,462
                                                    ------------   ------------
                                                       2,689,624      2,244,534

Accrued investment income .........................       22,374         30,924
Funds withheld at interest subject to restrictions     7,799,525      8,437,915
Prepaid financing costs ...........................            0         83,332
Property and equipment, net .......................          699          1,333
Unamortized policy acquisition costs ..............      531,122        533,962
Deferred tax asset ................................       97,700        105,900
                                                    ------------   ------------

    TOTAL ASSETS .................................. $ 11,141,044   $ 11,437,900
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits ........................... $  8,066,908   $  8,775,241
Note payable ......................................      665,877        101,377
Accounts payable and accrued expenses .............       12,278          6,281
                                                    ------------   ------------

    TOTAL LIABILITIES .............................    8,745,063      8,882,899
                                                    ------------   ------------

TEMPORARY EQUITY ..................................    1,250,000      1,250,000
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,000,000 shares
 authorized; issued and outstanding, 391,449 shares          392            392
Additional paid-in capital ........................    2,937,809      2,937,809
Accumulated deficit ...............................   (1,829,989)    (1,681,475)
Accumulated other comprehensive income ............       37,769         48,275
                                                    ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY ....................    1,145,981      1,305,001
                                                    ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .... $ 11,141,044   $ 11,437,900
                                                    ============   ============

See notes to consolidated financial statements.

                              THE AMERICAN LIFE HOLDING COMPANY, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
___________________________________________________________________________________________________
                                                    Three Months Ended         Nine Months Ended
                                                          Sept 30,                  Sept 30,
                                                     2004         2003         2004         2003
                                                  ---------    ---------    ---------    ---------
Revenues
     Investment income ........................   $ 127,750    $ 157,440    $ 374,733    $ 453,864
     Realized investment gains (losses) .......       2,623       17,326        4,311       51,506
                                                  ---------    ---------    ---------    ---------
                                                    130,373      174,766      379,044      505,370

Expenses
     Interest to contractholders ..............      58,954      111,048      230,434      353,584
     Recapitalization expenses ................           0            0            0       19,440
     General insurance expenses ...............      80,432       55,323      190,997      184,487
     Taxes, licenses and other ................       1,560        1,754        5,345        6,534
                                                  ---------    ---------    ---------    ---------
                                                    140,946      168,125      426,776      564,045


Other income (expense)
     Interest .................................     (23,637)     (32,070)     (89,782)     (94,720)
                                                  ---------    ---------    ---------    ---------
          Net income (loss) before income taxes     (34,210)     (25,429)    (137,514)    (153,395)


Income tax benefit (expense) ..................           0       (1,200)     (11,000)       2,600
                                                  ---------    ---------    ---------    ---------
          Net Income (loss) ...................   $ (34,210)   $ (26,629)   $(148,514)   $(150,795)
                                                  =========    =========    =========    =========


Basic earnings (loss) per share ...............   $   (0.09)   $   (0.07)   $   (0.38)   $   (0.39)
                                                  =========    =========    =========    =========


Diluted earnings (loss) per share .............   $     n/a    $     n/a    $     n/a    $     n/a
                                                  =========    =========    =========    =========


Weighted average shares outstanding ...........     391,449      391,449      391,449      391,449
                                                  =========    =========    =========    =========


Diluted weighted average shares outstanding ...         n/a          n/a          n/a          n/a
                                                  =========    =========    =========    =========

See notes to consolidated financial statements.

                                                 2

                       THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
___________________________________________________________________________________________________
                                                                         ACCUMULATED
                                             ADDITIONAL                     OTHER
                            COMMON STOCK      PAID-IN     ACCUMULATED   COMPREHENSIVE
                          SHARES    AMOUNT    CAPITAL       DEFICIT     INCOME (LOSS)     TOTAL
                          -------   ------   ----------   -----------   -------------   ----------
Balance January 1, 2004   391,449    $392    $2,937,809   $(1,681,475)    $ 48,275      $1,305,001

  Net loss .............                                     (148,514)                    (148,514)

Unrealized gain on
available-for-sale
securities, net of
tax of $10,100 .........                                                   (10,506)        (10,506)

(Total Comprehensive
Loss $159,020) .........
                          -------    ----    ----------   -----------     --------      ----------
                          391,449    $392    $2,937,809   $(1,829,989)    $ 37,769      $1,145,981
                          =======    ====    ==========   ===========     ========      ==========

See notes to consolidated financial statements.

                                                 3

                       THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (BOTH UNAUDITED)
___________________________________________________________________________________________________
                                                                          2004             2003
OPERATING ACTIVITIES
  Net loss ......................................................     $  (148,514)     $  (150,795)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
    Depreciation and amortization ...............................         110,325          112,100
    Deferred taxes ..............................................          11,000           (2,600)
    Realized gains on investment securities .....................          (7,759)         (51,507)
    Realized losses on investment securities ....................           3,449                -
    (Increase) decrease in:
      Funds withheld at interest ................................         638,390          683,313
      Accrued investment income .................................           8,550            4,027
    Increase (decrease) in:
      Contract holder funds .....................................        (708,333)        (668,343)
      Accounts payable and accrued expenses .....................           5,998          (11,649)
                                                                      -----------      -----------
      Net cash provided by (used in) operating activities .......         (86,894)         (85,454)
                                                                      -----------      -----------

INVESTING ACTIVITIES
  Contract acquisition costs ....................................         (10,497)         (25,440)
  Proceeds from the sale of investments .........................         409,502          700,311
  Proceeds from maturities of investments .......................         424,813          625,000
  Purchase of investment securities .............................      (1,300,051)      (1,289,202)
                                                                      -----------      -----------
      Net cash provided (used) in investing activities ..........        (476,233)          10,669
                                                                      -----------      -----------

FINANCING ACTIVITIES
  Proceeds from stockholder notes ...............................         564,500           30,600
                                                                      -----------      -----------
      Net cash provided (used) in investing activities ..........         564,500           30,600
                                                                      -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................           1,373          (44,185)

  Cash and cash equivalents, beginning of period ................          21,072           89,394
                                                                      -----------      -----------

  Cash and cash equivalents, end of period ......................     $    22,445      $    45,209
                                                                      ===========      ===========

See notes to consolidated financial statements.

                                                 4

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2003 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         No interest or income taxes were paid in any period presented.

NOTE 3 - INVESTMENTS

         For the nine month periods ended September 30, 2004 and 2003, major categories of investment income are summarized as follows:

                                                           2004        2003

         Fixed maturities ............................  $  71,319   $ 102,720
         Interest bearing cash .......................        116         462
         Gross investment income credited by reinsured    310,874     363,391
                                                        ---------   ---------
                                                          382,309     466,573
         Investment expenses .........................     (7,576)    (12,709)
                                                        ---------   ---------
         Total .......................................  $ 374,733   $ 453,864
                                                        =========   =========

         The amortized cost and estimated fair values of investments in bonds at September 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.

                                                    AMORTIZED
                                                       COST        FAIR VALUE

         Due in one year or less ..............     $  125,119     $  124,994
         Due after one year through five years       1,242,895      1,271,452
         Due after five years through ten years      1,248,990      1,270,733
         Thereafter ...........................              -              -
                                                    ----------     ----------
         Total ................................     $2,617,004     $2,667,179
                                                    ==========     ==========

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at September 30, 2004 and December 31, 2003 are as follows:

                                            GROSS         GROSS
                             AMORTIZED   UNREALIZED    UNREALIZED
2004                           COST         GAINS         LOSSES     FAIR VALUE
Obligations of states and
 political subdivisions ..  $ 1,679,924  $    27,892   $    (1,534)  $ 1,706,282
Corporate debt securities       937,080       29,071        (5,254)      960,897
                            -----------  -----------   -----------   -----------
                            $ 2,617,004  $    56,963   $    (6,788)  $ 2,667,179
                            ===========  ===========   ===========   ===========

                                            GROSS         GROSS
                             AMORTIZED   UNREALIZED    UNREALIZED
2003                           COST         GAINS         LOSSES     FAIR VALUE
Obligations of states and
 political subdivisions ..  $ 1,075,027       35,410   $    (1,948)  $ 1,108,489
Utilities ................      100,000        1,711             -       101,711
Corporate debt securities       984,013       34,614        (5,365)    1,013,262
                            -----------  -----------   -----------   -----------
                            $ 2,159,040  $    71,735   $    (7,313)  $ 2,223,462
                            ===========  ===========   ===========   ===========

NOTE 4 - NOTES PAYABLE

         On June 29, 2004, the Company borrowed from its majority stockholder $500,000 to facilitate the re-domestication of the Company from Tennessee, to Arizona. The note is unsecured, bears interest at prime plus one percent and is payable immediately upon completion of the re-domestication.

         As of August 30, 2004 the Company renewed its $250,000 line of credit with its principal shareholder. As of the date of renewal, the Company had drawn approximately $160,878 under this credit facility. The unsecured loan bears interest on the unpaid principal balance at a rate of prime plus one percent (1%), adjusted quarterly on each of March 31, June 30, September 30 and December 31 of each year that this note remains outstanding. The due date of this note is August 30, 2006. The proceeds are being used for general working capital.

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

         The composition of these liabilities at September 30, 2004 is presented below:
                                 CONTRACTHOLDER
         YEAR OF ISSUE              DEPOSITS                 CASH VALUE

              1997                 $1,753,634                $1,753,093
              1998                  2,662,779                 2,654,875
              1999                  3,221,415                 3,202,223
              2000                    423,310                   404,261
              2001                      5,770                     5,458
                                   ----------                ----------
                                   $8,066,908                $8,019,909
                                   ==========                ==========

NOTE 6 - INCOME TAXES

         In the second quarter of 2004, the Company adjusted its estimated deferred tax assets by approximately $14,000 to account for adjustments to its tax basis in certain assets and liabilities resulting from the completion of its statutory audit in August 2004.

NOTE 7 - RE-DOMESTICATION

         Effective August 5, the Company received its Certificate of Authority to operate in the State of Arizona. The Company has subsequently submitted a request for the surrender of its Certificate of Authority to operate in the State of Tennessee. This request remains in process.

NOTE 8 - RELATED PARTY TRANSACTIONS

         See Note 4 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Our revenues for the three months and nine months ended September 30, 2004 decreased approximately 25% from each of the comparable periods in fiscal 2003. Included in these results was a decrease in revenues from investment income for the three and nine months ended September 30, 2004 of $30,000 and $79,000, respectively, or approximately 19% and 17%, respectively, from the comparable periods in fiscal 2003. For the three months ended September 30, 2004 our income from investment gains decreased approximately $14,700, or approximately 85%, from the comparable three month period in fiscal 2003, and income from investment gains decreased approximately $47,000, or approximately 92%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. During 2003, overall interest rates on our portfolio of bonds declined as bonds matured and were redeemed. New investments in bonds were made during this period of time at record low interest rates, replacing bonds acquired during periods when interest rates were higher. The impact of this transformation is felt in an overall lowered yield on our portfolio. During the second quarter of fiscal 2004 bond interest rates began to rise from record lows seen in the previous year, and bonds purchased by us in 2003 and the earlier part of 2004 were sold, giving rise to losses. Additionally, an unrealized loss on the entire portfolio occurred during this time, reflecting the rise in interest rates. The weighted average interest rate on our portfolio at September 30, 2004 is approximately 5% as compared to approximately 6.1% at September 30, 2003. As a result of these bonds which continue to pay us lower interest rates than we were realizing in fiscal 2003, we anticipate that our investment income will remain at these reduced levels in the foreseeable future.

         Our total expenses for the three months ended September 30, 2004 decreased approximately $27,000, or approximately 16%, from the three months ended September 30, 2003, and our total expenses for the nine months ended September 30, 2004 decreased approximately $137,000, or approximately 24%, from the comparable period in fiscal 2003. During the three months and nine months ended September 30, 2004 the interest paid to our contract holders decreased approximately $52,000, or approximately 47% and approximately $123,000, or approximately 35%, respectively from the comparable periods in fiscal 2003. These decreases are the result of a combination of declining interest rates and the decrease in amount of contracts we reinsure as a result of death benefits and annuity payments made pursuant to the terms of the contracts. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs increased approximately 45% and approximately 4%, respectively, for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003. These increases are primarily attributable to increased legal, accounting and other fees related to the redomestication of our insurance company subsidiary. During the nine months ended September 30, 2003 we had recapitalization expense of $19,440 which was the balance of the costs incurred by us in connection with the recapitalization of our company which began in fiscal 2002 and completed in the second quarter of fiscal 2003.

         Other income (expense) is primarily non-cash and represents interest on amounts loaned to us by our principal shareholder. In August 2002 our Chairman and principal shareholder extended us a $250,000 line of credit under a two year note bearing interest at prime plus 1%. As additional consideration for the granting of the line, we issued him 250,000 shares of our Series A Preferred Stock. For purposes of our financial statements, we have valued these shares at $5.00 per share, for an aggregate non-cash value of $1,250,000. This amount is reflected on our balance sheet at September 30, 2004 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs will be amortized over the term of the loan and we recognized a non-cash expense of $83,332 during the nine months ended September 30, 2004. The remaining $1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine months ended September 30, 2004 was $86,894 as compared to net cash used in operating activities of $85,454 during the comparable nine month period in fiscal 2003. This change was primarily attributable to:

         *  a $2,281 decrease in our net loss,

         *  an increase of $13,600 in the provision for deferred taxes,

         *  an decrease of $43,748 in realized gains on investment securities,

         *  an increase in accrued interest income of $4,523;

         *  a decrease in contract holder funds of $39,900; and

         *  a increase of $17,647 in accounts payable and accrued expenses.

         Net cash used by investing activities was $476,233 for the nine months ended September 30, 2004 as compared to net cash provided by investing activities of $10,669 for the comparable period in fiscal 2003. This change is primarily the result of the investment of the $500,000 of loan proceeds obtained in June 2004 as described elsewhere herein.

         Our cash and cash equivalents at September 30, 2004 increased to $22,445 from $21,072 at December 31, 2003. Our available for sale securities increased from $2,223,462 at December 31, 2003 to $2,667,179 at September 30, 2004 primarily as a result of use of the $500,000 short term loan proceeds being used to purchase investment securities in connection with the redomestication of our insurance company subsisidary from Tennessee to Arizona as described elsewhere herein. We were required to maintain this approximate amount of securities for regulatory purposes in the State of Tennessee which represents our capital and surplus. As a result of our redomestication to an Arizona licensed insurance company, our minimum capital and surplus requirements have been reduced to $500,000.

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

         We have incurred cumulative losses through September 30, 2004. At September 30, 2004 we have an accumulated deficit of $1,829,989 which includes the $1,000,000 non-cash interest expense charge taken in fiscal 2002 as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. We may continue to incur losses during the future. We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $165,877 was outstanding at September 30, 2004. This note is not callable nor can it be cancelled prior to its August 2006 maturity date. We anticipate, however, that we will pay off the existing balance of this note during the fourth quarter of fiscal 2004 utilizing funds previously designated as capital and surplus which are now available to us as a result of our redomestication to an Arizona licensed insurance company. The satisfaction of this amount, however, will not close the credit line which will remain available to us pursuant to its terms.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On August 5, 2004 the Arizona Department of Insurance approved our application to be licensed as a domestic insurance company which was filed in conjunction with our redomestication from Tennessee to Arizona. As set forth elsewhere herein, the minimum capital and surplus required by the State of Arizona to conduct our business as is presently conducted is $500,000, which is substantially less than was required by the State of Tennessee. Our application to the State of Tennessee for a release of these funds is in process. Upon release of the funds being held by the Tennessee Department of Insurance as capital and surplus, we will utilize a portion of those funds to satisfy the $500,000 short term note to our principal shareholder, Dr. Bishop, the proceeds of which were utilized to provide the capital and surplus deposit to Arizona, as well as to satisfy the current outstanding balance on the line of credit.

Item 6.  Exhibits

Exhibit No.                       Description

  10.1    Unsecured Revolving Note in the principal amount of $250,000
  31.1    Rule 13a-14(a)/15d-14(a) certification of CEO
  31.2    Rule 13a-14(a)/15d-14(a) certification of principal accounting officer
  32.1    Section 1350 certification

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

Dated: November 12, 2004