Form 10KSB
period 2004-12-31
AMERICAN LIFE HOLDING CO INC
filed 2005-04-15
CIK 1187449

U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                           Form 10-KSB
(Mark One)

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004
                                -----------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ______________

                   Commission file number:  000-50196

                  American Life Holding Company, Inc.
  ----------------------------------------------------------------
            (Name of small business issuer in its charter)

                Florida                            52-2177342
  ---------------------------------          ---------------------
     (State or other jurisdiction                (IRS Employer
  of incorporation or organization)           Identification No.)

      4823 Old Kingston Pike
      Suite 140
      Knoxville, Tennessee                           37919
  ----------------------------------------   --------------------
  (Address of principal executive offices)         (Zip Code)

Issuer's telephone number   865-588-8228
                         -------------------

Securities registered under Section 12(b) of the Exchange Act:


     Title of each class           Name of each exchange on which
    ---------------------          ------------------------------
                                              registered


            None                            not applicable
    ---------------------          ------------------------------
    (Title of each class)

 Securities registered under Section 12(g) of the Exchange Act:

                           common stock
                         ----------------
                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $463,087 for the 12 months ended December 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold is $655,605

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 31, 2005, 391,449 shares of common stock are issued and outstanding.

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

   CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business-Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

      Although we are currently licensed by the State of Arizona to accept life, health and annuity insurance risks on either a primary or reinsurance basis, our operations have historically been limited to assuming a ceded portion of liabilities under annuity policies which have been issued by Allianz Life. We currently reinsure single premium and flexible premium fixed annuity contracts. Under the terms of these contracts, the contract holders can terminate the contract at any time. We are then required to return the principal together with any accrued but unpaid interest to the contract holder. Because we have incurred costs in acquiring these annuity contracts, the annuity contracts impose penalties against interest and we may recapture agents' commissions to offset contract termination costs in the initial policy years. The penalties are calculated in advance of the initial policy sale and are sufficient to cover the acquisition costs.

      On August 5, 2004, our American Life subsidiary was issued a certificate of authority to do business from the State of Arizona Department of Insurance in connection with its application for redomestication from the State of Tennessee to the State of Arizona. The applicable regulations of the State of Arizona require American Life to maintain approximately $500,000 in capital and surplus to conduct is operations as they are presently conducted, as opposed to the approximate $2,000,000 in capital and surplus it was required to maintain by the State of Tennessee.

      With the additional capital and surplus available to us we are presently considering and evaluating several options, including purchasing additional reinsurance blocks in the secondary market. While there is no assurance that our company will be able to purchase any suitable blocks of reinsurance risks in the future, we have contacts with a number of intermediaries and brokers who have indicated that they will seek to find blocks of reinsurance risks for us to purchase.

      If potentially suitable blocks of reinsurance are located, our management with the assistance of our actuary will test these blocks of risk to determine if they have acceptable levels of profit. If we find blocks of risk which exhibit acceptable levels of profit, we may agree to purchase or reinsure these blocks of risk. Purchase prices on blocks we will consider will generally not be less than $500,000 or greater than $5 million.

      In addition to, or as an alternative to, purchasing additional reinsurance blocks, we may expand our operations into additional areas during fiscal 2005. As discussed elsewhere in this annual report under Item 6. Management's Discussion and Analysis or Plan of Operation, our investment income for fiscal 2002 was less than expected due in part to the continuation of historically low interest rates and the generally stagnant U.S. stock market and this pattern continued throughout fiscal 2003 and 2004. We may also consider expanding our operations into other synergistic areas which can increase our revenues and provide a better return on our existing capital. We may also have discussions with our principal shareholder regarding the redemption of all or a portion of the outstanding shares of our Series A Preferred Stock. In addition if we should elect to undertake a redemption of a portion of the outstanding Series A Preferred Stock held by Dr. Bishop, we may also seek to sell our existing reinsurance policies and change our business and operations to another line which provides the potential for greater revenues and profitability.

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

Reinsurance treaties

      We are a party to reinsurance treaties, or contracts, with Allianz Life, the North American representative of one of the 10 largest insurance organizations in the world, and Hannover Life Reassurance Company of America. Under these agreements, the reinsured ceded to us 15% of its liability under certain annuity policies, not to exceed the State of Arizona's statutory limit based upon our then available capital and surplus. The reinsurance is facilitated through a funds withheld co-insurance agreement wherein Allianz Life or Hannover Life (depending upon where we acquired the policies) withholds the portion of the annuity funds which are to be reinsured by us and invests them in fixed-rate investments on our behalf. While these funds are maintained and invested by Allianz Life or Hannover Life, they are our assets. These funds are invested in fixed-rate products such as investment grade corporate and government bonds which will guarantee a return to us which exceed the interest rate payable on the underlying fixed-rate annuity contract. For the years ended December 31, 2004 and 2003, we earned $368,080 and $551,204 (approximate yields of 4.7% and 6.1% before ceding allowances), respectively, on the funds withheld under our coinsurance agreements. Amounts credited to contract holders totaled $335,170 and $452,470 for 2004 and 2003 with an average crediting rate to contract holders of 4.0% and 4.9%, respectively. Individual crediting rates ranged from 3.0% to 5.1% for fiscal 2004 and from 3.00% to 6.70% for fiscal 2003.

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

Government regulation

      Our American Life subsidiary is subject to regulations of the State of Arizona, the jurisdiction in which it is licensed or authorized to do business pursuant to a redomestication from Tennessee to Arizona effective August 5, 2004. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. None of these requirements apply to American Life Holding. As set forth below, the minimum capital requirements in the State of Arizona are $500,000,in capital and surplus and at December 31, 2004 American Life's capital and surplus exceeded these minimum amounts in the aggregate. Under the insurance laws of the State of Arizona, our American Life subsidiary cannot pay dividends nor make distributions without the prior approval of the Arizona Insurance Department. American Life has never paid any dividends nor made any distributions since inception and we do not anticipate that it will ever seek the approval of the Arizona Insurance Department to do so. Intercompany transactions between American Life and American Life Holding are subject to the following standards:

      *     the terms must be fair and reasonable;
      * charges or fees for services performed must be reasonable;
      * expenses incurred and payments received which are allocated to American Life must be in conformity with customary insurance practices that are consistently applied;
      * the books, accounts and records of each party to all transactions must be maintained so as to clearly and accurately disclose the nature and details of the transactions, including any accounting information that is necessary to support the reasonableness of the related charges or fees; and
      * American Life's surplus as regards to policyholders following any dividends or distributions to shareholder affiliates must be reasonable in relation to its outstanding liabilities and adequate to its financial needs. However, as set forth above, we do not foresee that American Life will ever pay any dividends or make any distributions.

      In addition, in the event American Life should wish to enter into certain intercompany transactions described below, it must notify the Arizona Department of Insurance at least 30 days prior to the expected date of the transaction(s) and unless the State Insurance Director does not disapprove of such transaction(s) within this 30 day period, it is then free to consummate such transaction(s). The types of intercompany transactions which fall into this notification process include:

      * sales, purchases, exchanges, loans, extensions of credit, guarantees or investments if such transactions equal or exceed 3% of American Life's admitted assets as of December 31 of the previous calendar year;
      * loans or extensions of credit to any person who is not an affiliate if American Life makes the loan or extensions of credit with the understanding that the proceeds of the transactions will be used to make loans or extensions of credit to purchase assets of, or to make investments in, any affiliate of American Life making such loans or extensions of credit if such transactions equal or exceeds 3% of American Life's admitted assets as of December 31 of the previous calendar year;
      * reinsurance agreements or modifications to reinsurance agreements in which the reinsurance premium or a change in American Life's liabilities equals or exceeds 5% of its surplus as of December 31 of the previous calendar year, including those agreements that may require as consideration the transfer of assets from American Life to a nonaffiliate if an understanding exists between American Life and the nonaffiliate that any portion of the assets will be transferred to one or more affiliates of American Life;
      * management agreements, service contracts and cost-sharing arrangements;
      * any material transaction which is specified by rule and that the State Insurance Director determines may adversely affect the interests of American Life's policyholders.

      American Life is in compliance with all of the foregoing regulations.

      Arizona law also imposes restrictions on the amounts and type of investments insurance companies like American Life may hold. These regulations generally restrict the investments to government and high grade corporate bonds, common and preferred stock issued by U.S. corporations which meet certain guidelines specified in Arizona's insurance statutes, promissory notes secured by the pledge of bonds or other securities, obligations of certain specified federal agencies, bonds issued or guaranteed by certain specified banks, shares of federally insured savings and loan associations, loans secured by mortgages, loans or investments in real estate and certain other specified investments. The amount of funds which can be invested in these permissible investments is limited to a percentage of the insurance company's assets for certain of the categories described above, including common and preferred stock, bonds issued or guaranteed by certain specified banks, shares of federally insured savings and loan associations and investments in real estate.

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

      American Life prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Arizona. American Life is required to file annual and quarterly statutory financial statements in the State of Arizona. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not otherwise prescribed. Any permitted statutory accounting practices that American Life follows do not have a significant impact on statutory surplus or statutory net income.

      Additionally, American Life is subject to periodic examination by the insurance department of the State of Arizona in which it is licensed. The most recent examination of American Life was by the Tennessee Department of Insurance when American Life was licensed by the State of Tennessee, which was completed for the year ended December 31, 2001. The report on this examination contained no material adverse findings.

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

      In recent years, the NAIC and insurance regulators increasingly have been re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues, and, in some instances, has resulted in new interpretation of existing law, the development of new laws, and the implementations of non-statutory guidelines. The NAIC's codification initiative has produced a comprehensive guide of revised statutory accounting principles. While the NAIC approved a January 1, 2001 implementation date for the newly developed guidance, companies must adhere to the implementation date adopted by their state of domicile. In 2001 the State of Tennessee, American Life's state of domicile at the time, completed its review of the codification to determine its effect on existing state laws and regulations. As a result, the State of Tennessee adopted the codification with an effective date of January 1, 2001. The requirements did not have a material impact on the statutory surplus of American Life.

      Capital Requirements

      American Life is required by the State of Arizona to maintain minimum capital and surplus of $500,000. Its statutory capital at December 31, 2004 was $1,016,961. In addition, valuation reserves are imposed by Arizona state statute which have restrictions on retained earnings. Restrictions on retained earnings under these valuation reserves were approximately
$47,200 at December 31, 2004.

      Under the laws of the State of Arizona, the types of instruments in which American Life may invest its capital and surplus are limited to government securities, bonds and certain equity securities. At December 31, 2004 its capital and surplus are invested in:

      * corporate debt securities with a fair market value of $1,231,577 and amortized cost of $1,204,982;

      * obligations of states and political subdivisions with a fair market value of $912,666 and amortized cost of $900,809.

      Pursuant to an agreement entered into in July 1997, Martin & Company, L.P. provides us investment advisory services in the supervision and management of our assets in our investment
account.   Under this agreement, Martin & Company, L.P. has
discretion to direct the investment of our funds. For its services, we pay Martin & Company, L.P. an annual fee on fixed income accounts of 0.30% of the first $5 million under management, and 0.25% of all additional funds over $5 million.

Employees

As of March 31, 2005, we had one employee, Ms. Pfleger, our President and the president of our American Life subsidiary. Ms. Pfleger is involved in other full-time business activities and devotes her time and attention to our business on a part-time basis as needed. As we continue to implement our business plan, we anticipate hiring additional full-time employees. None of our employees are represented by union or other collective bargaining groups. We believe our relationship with our employees is good, and we do not currently foresee a shortage of qualified personnel needed to operate our business.

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

      American Life, which is now a wholly-owned subsidiary, was established as a Tennessee corporation in 1992. Between its founding and November 1997, American Life's activities were limited to pre-operating matters such as obtaining capital and the appropriate licenses from the State of Tennessee to conduct its proposed business activities. In November 1997, it was issued a Certificate of Authority by the Tennessee Department of Commerce and Insurance allowing it to accept life, health and annuity insurance risks on either a primary or reinsurance basis. On August 5, 2004, American Life redomesticated its license to the State of Arizona. The State of Tennessee surrendered its Certificate of Authority over to American Life, effective December 31, 2004. American Life's activities are currently focused on the reinsurance of fixed rate annuity insurance products.

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


      We have reported limited revenues to date and we reported a net loss for the years ended December 31, 2004 and 2003. There are no assurances that we will be profitable in future quarters or be able to increase our revenues in future periods.
-----------------------------------------------------------------

      We reported revenues of $463,087 and $718,151 for the fiscal years ended December 31, 2004 and 2003, respectively. We reported net losses of $353,648 and $186,235 for the years ended
December 31, 2004 and 2003.    For fiscal 2004 our revenues
decrease approximately 36% from fiscal 2003. Our liquidity will continue to be diminished in the event of a continuing decline in our revenues as well continuing net losses in future periods. At
December 31, 2004 we had approximately $500,000 in cash.   Other
than the line of credit which has been extended to us by Dr. Bishop, our Chairman and principal shareholder, and the additional capital and surplus made available to us as a result of the redomestication to the State of Arizona, we currently have no outside sources of liquidity. At December 31, 2004, $186,977 had been advanced to us under this line of credit and remains outstanding. We believe that this line of credit and additional capital and surplus is sufficient to provide working capital to us based upon our present level of operations until such time, if ever, as we can generate sufficient profits from our current operations.

      Our future profitability will depend on substantial increases in revenues from operations. Our total revenues include revenues from investment income and realized investment gains or losses, which includes gains or losses from the trading of our available for sale securities. As a result of current historically low interest rates and the stagnant U.S. stock market, our ability to generate increased revenues in fiscal 2005 from our existing operations is unlikely and without this growth in revenues we will not be able to generate a positive cash flow or otherwise become profitable. Our American Life subsidiary is currently licensed by the State of Arizona to accept life, health and annuity insurance risks on either a primary or reinsurance basis which permits us to expand our current insurance operations beyond the reinsurance of annuity contracts. We may also consider expanding our operations into other synergistic areas which can increase our revenues and provide a better return on our existing capital. In either event, we will need additional
working capital.   As discussed below, there are no guarantees
that we will be able raise additional capital as needed, in which event it is unlikely that we will ever be able to increase our revenues, consistently report profits on our operations or grow our business.


      We face a variety of risks related to fluctuating interest rates, including not earning sufficient investment income, the majority of which are beyond our control. If interest rates continue to decline, our capital and surplus could also decline. In this event, we would be required to reduce the amount of annuity contracts we reinsure which will also reduce our revenues and potentially result in operating losses.
-----------------------------------------------------------------

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


      We do not maintain control of the invested assets
underlying our annuity contracts.  Poor management of the
invested assets by the ceding companies will result in operating losses for us in future periods and these assets could be at risk in the event of the insolvency of the ceding company.
-----------------------------------------------------------------

      We have entered into reinsurance agreements with two companies in which the ceding insurance company retains the assets supporting the ceded annuity contracts and manages them for our account. As of December 31, 2004 approximately $7,604,000 of assets where held by ceding companies and are reflected on our balance sheet as funds withheld at interest subject to restrictions. Although the ceding companies must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, because revenues from these investments represents a significant portion of our total revenues, it is likely that we
would report losses from operations in future periods.   In
addition, these assets are not segregated from the ceding companies' other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurers. Any inability on our part to recover all of these assets would likewise result in our insolvency, in which event we would be required to cease operations.


      We will need additional capital to increase our revenues.
We may not be able to obtain this additional capital on
acceptable terms.  Any inability to raise additional capital when needed could adversely affect our ability to increase our
revenues and grow our company.
-----------------------------------------------------------------

      As discussed above, our current revenues are derived from investment income which has been impacted as a result of historically low interest rates and a stagnant U.S. stock market. Absent a significant reversal of these trends, because we are required to pay the contract holders a minimum of 3% interest we will not be able to increase our revenues without an expansion of our current operations. Our American Life subsidiary is currently licensed by the State of Arizona to accept life, health and annuity insurance risks on either a primary or reinsurance basis which permits us to expand our current insurance operations beyond the reinsurance of annuity contracts. We may also consider expanding our operations into other synergistic areas which can increase our revenues and provide a better return on our existing capital. In order to undertake either strategy, we will need to raise additional working capital beyond the $250,000 credit line provided to us by Dr. Bishop, our principal shareholder. It is, therefore, likely that we will seek to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in
private or public transactions.   If we raise additional capital
through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms,
if at all.   If we are unable to obtain sufficient financing if
and when needed, it is unlikely that we will be able to increase our revenues. If we are unable to increase our revenues, it is unlikely that we will ever attain any consistent level of profitability or otherwise grow our business.


      We agreed to a variety of restrictive covenants in the issuance of shares of our Series A Convertible Preferred Stock which may prevent us from taking certain actions which may benefit our company or our common shareholders. These restrictive covenants permit our principal shareholder who is also chairman of our board members to exercise significant control over our actions.
--------------------------------------------------------------

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


      There are no terms presently fixed for any future redemption of our Series A Convertible Preferred Stock. These shares are not redeemable without the consent of the holder and he has the ability to influence the terms of redemption. Depending upon the ultimate terms of redemption, our liquidity and any future earnings per share which we may report in future periods could be negatively impacted.
---------------------------------------------------------------

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


      There are no terms presently fixed for any future conversion of our Series A Convertible Preferred Stock. The holder of these shares has the ability to influence the terms of conversion. In the event of a future conversion of the Series A Convertible Preferred Stock into common stock, our common shareholders will suffer dilution and a reduction in any future earnings per share which we may report in future periods.
-----------------------------------------------------------------

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


      Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best
interests of our common shareholders.
----------------------------------------------------------------

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


      You may find it extremely difficult or impossible to resell our shares. Even if an active public market is established, we cannot guarantee you that there will ever be any liquidity in our common stock.
-----------------------------------------------------------------

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


      The tradability of our common stock is limited under the
penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.
-----------------------------------------------------------------

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


ITEM 2.           DESCRIPTION OF PROPERTY.

We currently operate without charge out of space located at 4823
Old Kingston Pike, Suite 140, Knoxville, Tennessee, donated by
Dr. Bishop, our Chairman and principal shareholder. This office space is sufficient for our foreseeable needs


ITEM 3.           LEGAL PROCEEDINGS.

      We are not a party to any pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.

      None.


                             PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

      Since October 2003, our common stock has been quoted on the OTCBB under the symbol ALFE. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                 High         Low
                                               --------     -------
Fiscal 2003
-----------
October 20, 2003 through December 31, 2003      $0.00        $0.00

Fiscal 2004
-----------
January 1, 2004 through December 31, 2004       $0.00        $0.00

      On March 31, 2005 the last sale price of our common stock as reported on the OTCBB was $0.00. As of March 31, 2005 there were approximately 53 record owners of our common stock.

Dividend Policy

      We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.

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

     We can also liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsurers, a process known in the insurance industry as retroceding. No approval to retrocede any annuity contracts we own to another reinsurer to liquidate our funds withheld at interest subject to restrictions is required if the amount of the contracts does not exceed 5% of our total assets. If we should wish to retrocede any of our contracts to another reinsurer to liquidate our funds withheld at interest subject to restrictions in an amount which exceeds this 5% limitation, we must first obtain regulatory approval from the State of Arizona. To institute this approval process, we would be required to file a prescribed form with the Insurance Commissioner's office describing the transaction and including the name of the reinsurer. The Insurance Commissioner's office has access to the financial information of licensed insurance companies throughout the United States through the NAIC system which acts to facilitate the transfer request. By statute, the Insurance Commissioner's office must approve or deny the transaction within

30 days. Although we have yet to enter into any agreements to retrocede any contracts, and we do not anticipate that we will enter into any such agreements in the foreseeable future, we have been orally advised by the Insurance Commissioner's office that the approval process in State of Arizona for these types transactions are currently significantly less than the statutory 30 day maximum.

     The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. We also earn investment income from our available for sale securities which we own and manage ourselves. These securities, principally high grade corporate bonds and government securities, approximate our required minimum statutory capital and surplus. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the fiscal year ended December 31, 2004 ranged from 3.03% to
5.05%.   General insurance expenses consist of our general and
administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

Results of operations

How we generate revenues
------------------------

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

                                                      Fiscal Year Ended
                                                         December 31,
                                                 ----------------------------
                                                    2004             2003
                                                 ------------    ------------

Approximate weighted average investment balance  $  9,967,040    $ 11,017,740
Approximate weighted average return earned           4.72%            6.1%


     The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

     At December 31, 2004 and 2003, the ceded portion of the contracts we reinsure was $7,907,559 and $8,775,241, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the years ended December 31, 2004 and 2003, the credited interest rates on these contracts ranged from 3.03% to 5.05% and from 3.00% to 6.70%, respectively.. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

Fiscal year ended December 31, 2004 as compared to
December 31, 2003
--------------------------------------------------

     Our total revenues for fiscal 2004 decreased approximately $255,000, or approximately 36% from the comparable period in fiscal 2003. Included in these results was a decrease of approximately $198,000, or approximately 30%, in revenues from investment income, and a decrease of approximately $56,700, or approximately 95%, in revenues from realized investment gains. This reduction in revenues is primarily attributable to a reduction in gross investment income credited by the reinsured of approximately $183,124 which is the result of a decline in crediting rates combined with a shrinking base of funds withheld. As described elsewhere herein, based upon our current business model we do not foresee a significant increase in our revenues for fiscal 2005.

     Our total expenses for fiscal 2004 decreased $167,547, or approximately 22%, from fiscal 2003. Included in this decrease is a decrease of approximately 26% in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during fiscal 2004 from fiscal 2003 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, decreased approximately $30,000, or approximately 11%, for fiscal 2004 as compared to fiscal 2003 primarily as a result of the cost of health insurance due to the reworking of the health policy and decrease of professional fees due to the redomestication. We expect that general insurance expenses will remain relatively constant during fiscal 2005.

     Other income (expense) represents interest paid on amounts loaned to us by our principal shareholder. In August 2002, our Chairman and principal shareholder extended us a $250,000 line of credit under a two-year note bearing interest at prime plus 1%; this note was renewed in August 2004 for an additional two year term. As additional consideration for the granting of the line, we issued him 250,000 shares of our Series A Preferred Stock.
For purposes of our financial statements, we have valued these shares at $5.00 per share, for an aggregate non-cash value of $1,250,000. This amount is reflected on our balance sheet at December 31, 2004 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs will be amortized over the term of the loan and we recognized a non-cash expense of $83,332 during fiscal 2004.
The remaining $1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002.

Liquidity and Capital Resources

     Net cash used in operating activities for the fiscal year ended December 31, 2004 was $131,177 as compared to $83,519 for the fiscal year ended December 31, 2003. This change was primarily attributable to:

     *    an increase in our net loss of $167,413,

     *    a decrease in net deferred taxes of $103,530,

     * an decrease of $57,052 in realized gains on investment securities,

     * an increase of $30,126 in accounts payable and accrued expenses, and

     * a decrease of $118,197 in funds withheld at interest together with a decrease of $90,703 in contract holder funds, both as a result of early surrenders of policy holders and terminations upon the death of policy holders.

     Net cash provided by investing activities was $26,355 for the fiscal year ended December 31, 2004 as compared to net cash used by investing activities of $15,403 for the fiscal year ended December 31, 2003. This increase is primarily attributable to an increase of approximately $82,233 in proceeds from sales of investments related to repositioning our investments in better yield bonds. Net cash provided by financing activities was $585,600 for fiscal 2004 as compared to $30,600 for fiscal 2003. This change is primarily attributable to $500,000 of gross proceeds we received from a short term loan from our principal shareholder which was used to provide the initial capital and surplus in Arizona in connection with the redomestication of our subsidiary's insurance license in fiscal 2004. This amount has been repaid during the first quarter of fiscal 2005.

     At December 31, 2004 our assets exceeded liabilities by $2,191,534. Our cash and cash equivalents at December 31, 2004 were $501,850, an increase of $480,778 from December 31, 2003.
Our available for sale securities decreased $79,219 from $2,223,462 at December 31, 2003 to $2,144,243 at December 31, 2004
due primarily to the decrease in their market value. During the majority of fiscal 2004 we were required to maintain this approximate amount of securities for regulatory purposes which represented our capital and surplus. As a result of the redomestication of our insurance subsidiary from Tennessee to Arizona, our capital and surplus requirements were reduced to $500,000 as a result of the lower capital and surplus requirements required by Arizona as compared to Tennessee.

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

     We believe, however, that the specific risk of funds withheld being insufficient to cover surrendered policies is minimal in that the conditions of the annuity contracts provide for surrender charges in an amount sufficient to cover the deferred policy acquisition costs incurred in connection with the ceded risk. We have incurred cumulative losses through December 31, 2004. At December 31, 2004, we have an accumulated deficit of $2,035,123 which includes a cumulative non-cash interest expense of $1,250,000 as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. It is likely that we will continue to incur losses during the future. We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $186,977 was outstanding at December 31, 2004.

     In addition to this working capital line, as a result of the redomestication of our insurance subsidiary during fiscal 2004, we made a request to the Tennessee Department of Insurance for voluntary surrender of our Certificate of Authority to operate as an insurance company in that state. This request was granted as of December 31, 2004 which resulted in an increase of approximately $1,500,000 in excess capital and surplus as a result of the lower minimum capital and surplus requirements of the State of Arizona. We are presently considering several options related to the use of this additional capital, including the acquisition of additional reinsurance policies or the redemption of a portion of the Series A Preferred Stock held by Dr. Bishop. In addition if we should elect to undertake a redemption of a portion of the outstanding Series A Preferred Stock held by Dr. Bishop, we may also seek to sell our existing reinsurance policies and change our business and operations to another line which provides the potential for greater revenues and profitability.

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


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our President who is our chief executive and chief financial officer, to allow timely decisions regarding required disclosure. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management including our President as appropriate, to allow timely decisions regarding required disclosure.

     Our management, including our President, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.


ITEM 8B. OTHER INFORMATION.

     None.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.

Directors and executive officers

     Name                      Age       Positions
     ----                      ---       ---------
Archer W. Bishop, Jr., M.D.    61        Chairman of the Board

Lila K. Pfleger                44        President, Treasurer and
                                         director and President of
                                         American Life

John H. Bell, M.D.             70        Director

     Dr. Archer W. Bishop, Jr.  Dr. Bishop has served as our
     -------------------------
chairman since June 2002, and has served as chairman of the board of our American Life subsidiary since its inception in 1992. Dr. Bishop, an orthopedic surgeon, practiced from 1968 until retiring in 2000. Dr. Bishop also serves as chairman of the Board of the Thompson Cancer Survival Center, chairman of the Covenant Health Board Accountable Health Committee and a director of the Lucille Thompson Family Foundation. Dr. Bishop received his Bachelor of Science degree from the University of Tennessee, Knoxville in 1965 and this Doctor of Medicine degree from the University of Tennessee Medical School in 1968.

     Lila K. Pfleger, CPA.  Ms. Pfleger has served as our
     ---------------------
president since March 2004 and as secretary, treasurer and a member of our board of directors since June 2002 and served as secretary, treasury and a member of the board of directors at our American Life subsidiary since 1992 and as president of our American Life subsidiary since September 2004. Since 1988, she has served as Executive Director for the Lucille S. Thompson Family Foundation, a Knoxville, Tennessee based private foundation where Ms. Pfleger is involved in community and grants management; and since 1988, she has also served as business manager for TABCO, a Knoxville, Tennessee company involved in family wealth management. Prior to joining TABCO, Ms. Pfleger was also employed as a tax supervisor for Coopers & Lybrand and a staff accountant for Lawson & Synder, P.C. Ms. Pfleger, who has been a certified public accountant since 1984, is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. She received her Bachelor of Science with a major in accounting from the University of Tennessee in 1982.

     John H. Bell, M.D.   Dr. Bell has been a member of our board
     ------------------
of directors since June 2002, and has served as a member of the board of directors of our American Life subsidiary since 1992. Dr. Bell, a retired orthopedic surgeon, is a member of the American Academy of Orthopaedic Surgeons, the America College of Surgeons and the State of Tennessee Medical Society. Dr. Bell received both his A.B. degree and Doctor of Medicine from Duke University.

     There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Compensation

     We do not pay fees to directors for their attendance at meetings of the board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Committee of the Board of Directors

     In August 2002, we established an audit committee of our board of directors. The members of the audit committee are Dr. Bell, who is an `independent' director within the meaning of definitions established by the SEC and Nasdaq Market Place rules 4200, and Ms. Pfleger. The Audit Committee assists the Board in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications, independence and performance of our independent auditors, the performance of our internal audit function and our compliance with legal and regulatory requirements. The Audit Committee operates in accordance with a written charter adopted by the Board. Mrs. Pfleger, who is not an `independent' director, is an "audit committee financial expert" within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended December 31, 2004, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004.

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

     Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14 to this report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: American Life Holding Company, Inc., 4823 Old Kingston Pike, Suite 140, Knoxville, Tennessee 37919.


ITEM 10.  EXECUTIVE COMPENSATION

                   SUMMARY COMPENSATION TABLE

Cash Compensation

     The following table summarizes all compensation recorded by us in each of the last two fiscal years for our Chief Executive
Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                   SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
                                                              -----------------------------------------------
                                   Annual Compensation                 Awards                Payouts
                                ----------------------------  -----------------------   ---------------------
                                                              Restricted   Securities
                                                Other Annual    Stock      Underlying
Name and                        Salary          Compensation   Award(s)   Options/SARS   LTIP      All Other
Principal Position        Year   ($)     Bonus      ($)          ($)          (#)       Payouts  Compensation
------------------        ----  -------  -----  ------------  ----------  ------------  -------  ------------

Lila Pfleger (1)          2004  $10,400    -         -            -            -          -        $
                          2003        -    -         -            -            -          -        $
                          2002        -    -         -            -            -          -        $

Stanley P. Brown III (2)  2004  $52,708    -         -            -            -          -        $12,503
                          2003  $55,000    -         -            -            -          -        $17,680
                          2002  $55,000    -         -            -          42,000       -        $12,364


(1) Ms. Pfleger has served as our President since March 2004 and President of our American Life Subsidiary since September 2004.

(2) Mr. Brown served as our president from June 2002 following the share exchange with the shareholders of our American Life subsidiary until March 2004. He served as president of American Life from its inception in 1992 to September 2004. The amounts reflected as his salary reflect the amounts paid by American Life. In fiscal 2002 we granted Mr. Brown options to purchase 42,000 shares of our common stock at $10.00 per share which are exercisable in perpetuity. All other compensation includes $4,075 for health insurance, $3,428 for disability insurance and $5,000 for car allowance for fiscal 2004, $10,096 for health insurance, $2,584 for disability insurance and $5,000 for car allowance for fiscal 2003, $5,000 for car allowance and $7,364 for health insurance and disability coverage for fiscal 2002.

              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                   Securities       Options/SARs
                   Underlying       Granted to       Exercise or
                   Options/SARS     Employees        Base Price    Expiration
Name               Granted (#)      In Fiscal Year   ($/Share)     Date
----               ------------     --------------   -----------   ----------

Lila Pfleger            0                 -               -             -
Stanley Brown           0                 -               -             -

               AGGREGATED OPTION/SAR EXERCISES IN
          FISCAL YEAR 2004 AND FY-END OPTION/SAR VALUES

                                                Number of Securities         Value of Unexercised
                                               Underlying Unexercised           In-the-Money
                                               Options/SARs at FY-End       Options/SARs at FY End
                                                          (#)                        ($)
                                             --------------------------   ---------------------------
                        Shares
                      Acquired on   Value
                       Exercise    Realized
Name                     (#)         ($)     Exercisable  Unexercisable   Exercisable   Unexercisable
----                  -----------  --------  -----------  -------------   -----------   -------------

Lila Pfleger                0        -            -             -              -             -
Stanley P. Brown, III       0        -         42,000(1)        -             (1)            -


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

Securities Authorized for Issuance under Equity
Compensation Plans
-----------------------------------------------

      The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and any compensation plans not previously approved by our shareholders as of December 31, 2004.

                                 Number of           Weighted     Number of
                                 securities to be    average      securities remaining
                                 issued upon         exercise     available for future
                                 exercise of         price of     issuance under equity
                                 of outstanding      outstanding  compensation plans
                                 options, warrants   options,     excluding securities
                                 and rights          warrants     reflected in column (a))
                                                     and rights
                                 ---------------------------------------------------------

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


(1) Represents warrants to purchase an aggregate of 44,500 shares of our common stock to two individuals, including a former member of our management. Each of these warrants is exercisable in perpetuity and includes certain anti-dilution protection in the event of stock split and recapitalizations.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     At March 31, 2005, there were 391,449 shares of our common stock and 250,000 shares of our Series A Convertible Preferred Stock issued and outstanding. Our common stock and Series A Convertible Preferred Stock are the classes of our voting securities. The following table sets forth, as of March 31, 2005, information known to us relating to the beneficial ownership of these shares by:

     - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
     -    each director;
     -    each executive officer; and
     -    all executive officers and directors as a group.

     Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 4823 Old Kingston
Pike, Suite 140, Knoxville, Tennessee 37919.

     We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from the date of this annual report upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 31, 2005, have been exercised or converted.


Title of       Name of                    Amount and Nature of   Percentage   Percent of
Class          Beneficial Owner           Beneficial Ownership   of Class     Voting Control (1)
--------       ----------------           --------------------   ----------   --------------

Common Stock
------------

               Dr. Archer W. Bishop (2)         182,05146            .5%             99.0%
               Lila Pfleger, CPA (3)                7,759           2.0%               *
               Dr. John H. Bell (7)                26,500           6.8%               *
               Stanley P. Brown, III (6)           44,018          10.2%               *
               All officers and directors
                 as a group (four persons)
                 (2)(3)(6)(7)                     260,328          66.5%             99.3%
               RM Consulting LLC (4)               25,000           6.4%               *
               Ella Chesnutt (5)                   20,000           5.1%               *
               Archer W. Bishop III
                 Irrevocable Trust  (8)            25,000           6.4%               *
               Baker O. Bishop
                 Irrevocable Trust  (9)            25,000           6.4%               *
               Kristin K. Bishop
                 Irrevocable Trust  (10)           25,000           6.4%               *
               Thompson A Bishop
                 Irrevocable Trust  (11)           25,000           6.4%               *


Series A Convertible Preferred Stock
------------------------------------
               Dr. Archer W. Bishop (2)           250,000           100%             99.0%
               Stanley P. Brown, III                    0           -                  -
               Lila Pfleger, CPA                        0           -                  -
               Dr. John H. Bell                         0           -                  -
               All officers and directors
                 as a group
                 (four persons)(2)                250,000           100%             99.0%

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

(2) Dr. Bishop's beneficial ownership of common stock includes 25,000 shares of common stock owned by the Baker O. Bishop Irrevocable Trust, 25,000 shares of common stock owned by the Kristin K. Bishop Irrevocable Trust, 25,000 shares of common stock owned by the Thompson A. Bishop Irrevocable Trust and 25,000 shares of common stock owned by the Archer
     W. Bishop III Irrevocable Trust. Dr. Bishop and his wife serve, or served as to Kristin K. Bishop Irrevocable Trust and Archer W. Bishop III Irrevocable Trust) as co-trustees for each of these trusts. Dr. Bishop disclaims beneficial ownership of all such shares held in these trusts. In May

     2003 the Kristin K. Bishop Irrevocable Trust was dissolved by its terms and in February 2005 the Archer W. Bishop III Irrevocable Trust was dissolved by its terms. The 25,000 shares of our common stock held by each of these trusts are to be transferred to Ms. Bishop and Mr. Bishop III, individually. However, as of the date of this annual report, such transfers have not occurred. Percentage of Voting Control includes the 250,000 shares of our Series A Convertible Preferred Stock held by Dr. Bishop which entitles him to 18,750,000 votes and 182,051 votes attributable to shares of our common stock owned or controlled by him.

(3) Includes 1,650 shares of our common stock underlying options granted under our 2002 Stock Option Plan exercisable at $10.00 per share.

(4)  RM Consulting LLC's address is 1729 Midpark Road, Suite C-
     200, Knoxville, Tennessee 37921. Rick Swafford, CPA is a control person of RM Consulting LLC.

(5)  Mrs. Chesnutt's address is 6200 Devon Drive, Columbia,
     Maryland 21044.

(6) Mr. Brown served as our president from June 2002 until March 2004, and as president of American Life from its inception in 1992 to September 2004. Includes 42,000 shares of our common stock underlying common stock purchase warrants exercisable at $10.00 per share.

(7)  Dr. Bell's beneficial ownership of common stock includes
     26,500 shares of common stock held for the benefit of his wife, Jane P. Bell, over which Dr. Bell has voting control.

(8) Mr. Archer W. Bishop III, the adult son of Dr. Bishop, is the beneficiary and co-trustee of this trust. In February 2005 the Archer W. Bishop III Irrevocable Trust was dissolved by its terms. The 25,000 shares of our common stock held by this trust are to be transferred Mr. Bishop III, individually. However, as of the date of this annual
     report, such transfer has not occurred.   The trust's
     address is c/o 4823 Old Kingston Pike, Knoxville, Tennessee
     37919.

(9)  Baker O. Bishop, the adult son of Dr. Bishop, is the
     beneficiary of this trust.    The trust's address is c/o
     4823 Old Kingston Pike, Knoxville, Tennessee 37919.

(10) Kristin K. Bishop, the adult daughter of Dr. Bishop, is the beneficiary of this trust. In May 2003 the Kristin K. Bishop Irrevocable Trust was dissolved by its terms. The 25,000 shares of our common stock held by this trust are to be transferred to Ms. Bishop. However, as of the date of
     this annual report, such transfer has not occurred.   The
     trust's address is c/o 4823 Old Kingston Pike, Knoxville,
     Tennessee 37919.

(11) Thompson A. Bishop, the adult son of Dr. Bishop, is the
     beneficiary of this trust.    The trust's address is c/o
     4823 Old Kingston Pike, Knoxville, Tennessee 37919.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 2002 we issued Dr. Bishop 250,000 shares of our newly created Series A Convertible Preferred Stock as consideration for the granting to us by him of a $250,000 line of credit. Under the terms of the credit line, we may borrow up to the maximum amount of the line in one or more draws. This aggregate principal amount of $70,777.26 previously advanced to us by Dr. Bishop which remained outstanding as of June 30, 2002 was included in the amount advanced to us by Dr. Bishop and was included in the sums due him under the line of credit. These draws will bear interest at the rate of one percent over prime, adjusted quarterly, with the current interest rate set at 5.75%. Beginning on December 31, 2002 and thereafter payable quarterly, we will make a payment of interest accrued to the date of such payment. We can repay the amounts due under the credit line at any time without premium or penalty in whole or in part. In August 2004, we renewed this line of credit, to August 2006 at which time all amounts due will be payable, subject to any further renewal by Dr. Bishop. At December 31, 2004 we owed Dr. Bishop $181,977 under this line of credit. The Series A Convertible Preferred Stock carries super majority voting rights and is designed to ensure Dr. Bishop's continued control of our company. As described elsewhere herein, for purposes of our financial statements we have valued these shares at $5.00 per share, for a total of $1,250,000. Of this amount $250,000 was recorded as prepaid financing costs and this non-cash amount is being amortized over the two-year term of the note. The remaining $1,000,000 was recorded as interest expense and taken as a one time non-cash charge in fiscal 2002.

     During fiscal 2003, a company which is affiliated with Dr. Bishop, our Chairman and principal shareholder, purchased the building in which our principal offices are located. During the first three quarters of 2004 we occupied office space in that building on a month-to-month basis for monthly rental of $700.00. Commencing October 2004, we operate without charge out of space located at 4823 Old Kingston Pike, Suite 140, Knoxville, Tennessee, donated by Dr. Bishop.


ITEM 13.  EXHIBITS

      The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:


Exhibit No.:

3.1  Articles of Incorporation(1)
3.2  Amended and Restated Articles of Incorporation(1)
3.3  Articles of Amendment to the Amended and Restated Articles
     of Incorporation(1)
3.4  By-Laws(1)
3.5  Articles of Amendment to the Amended and Restated Articles
     of Incorporation(1)
4.1  Form of Common Stock Purchase Warrant(1)
10.1 Share Exchange Agreement dated June 22, 2002 (1)
10.2 Reinsurance Agreement with Allianz Life Insurance Company of North American, and addendums (1)
10.3 Annuity Retrocession Agreement with Hanover Reassurance Company of North America(1)
10.4 Unsecured Revolving Credit Note in the principal amount of
     $250,000(1)
10.5 American Life Holding Company, Inc. 2002 Stock Option
     Plan(1)
10.6 Agreement between The American Life and Annuity Company, Inc. and Martin & Company, L.P.(1)
10.7 Unsecured Revolving Credit Note (Renewal) in the principal amount of $250,000(2)
14   Code of Ethics(3)
21   Subsidiaries of the registrant(1)
31.1 Section 302 Certificate of President and principal executive officer
31.2 Section 302 Certificate of President and principal financial officer

32.1 Section 906 Certificate of President and principal executive and financial officer


  (1) Incorporated by reference to American Life Holding's registration statement on Form SB-2, SEC file number 333-99415, as amended, and as declared effective by the SEC on February 12, 2003.
  (2) Incorporated by reference to Exhibit 10.1 to the registrants Quarterly Report on Form 10-QSB filed on November 16, 2004.
  (3) Incorporated by reference to Exhibit 14 to the registrants Annual Report on Form 10-KSB filed on March 30, 2004


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table shows the fees that were billed for the audit and other services provided by Henderson Hutcherson &
McCullough, PLLC for the 2004 and 2003 fiscal years.

                              Fiscal 2004        Fiscal 2003
                              -----------        -----------
Audit Fees                     $ 25,000           $ 27,800
Audit-Related Fees                 0                 1,000
Tax Fees                           0                  0
All Other Fees                     0                  0
                               --------           --------
         Total                 $ 25,000           $ 28,800
                               ========           ========


         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

                                   AMERICAN LIFE HOLDING COMPANY, INC.

April 15, 2005                     By:   /s/ Lila K. Pfleger
                                      -----------------------------
                                   Lila K. Pfleger, President,
                                   Principal Executive Officer, and
                                   Principal Accounting and
                                   Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                    DATE

/s/ Dr. Archer W. Bishop, Jr.      Chairman                 April 15, 2005
-----------------------------
Dr. Archer W. Bishop, Jr.


/s/ Lila K. Pfleger                President,               April 15, 2005
-----------------------------      Principal Executive,
Lila K. Pfleger                    Principal Accounting
                                   and Financial Officer
                                   and director

/s/ Dr. John H. Bell               Director                 April 15, 2005
-----------------------------
Dr. John H. Bell

                    The American Life Holding
                  Company, Inc. and Subsidiary

                       Financial Statements

                    December 31, 2004 and 2003

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders
The American Life Holding Company, Inc. and Subsidiary
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of The American Life Holding Company, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Life Holding Company, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Henderson, Hutcherson & McCullough, PLLC

Chattanooga, Tennessee
April 8, 2005

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                   Consolidated Balance Sheets

                    December 31, 2004 and 2003
__________________________________________________________________________

                    Assets

                                                     2004         2003
                                                 -----------   -----------
Cash and investments:
       Cash                                      $   501,850   $    21,072
    Available-for-sale securities
      amortized cost -
      $2,105,791 and $2,159,040, respectively)     2,144,243     2,223,462
                                                 -----------   -----------
                                                   2,646,093     2,244,534

Accrued investment income                             33,369        30,924
Funds withheld at interest subject
  to restrictions                                  7,604,240     8,437,915
Prepaid financing costs                                 -           83,332
Property and equipment, net                              487         1,333
Unamortized policy acquisition costs                 530,488       533,962
Deferred tax asset                                      -          105,900
                                                 -----------   -----------
    Total Assets                                 $10,814,677   $11,437,900
                                                 ===========   ===========

       Liabilities and Stockholders' Equity

Contractholder deposits                          $ 7,907,559   $ 8,775,241
Note payable                                         686,977       101,377
Accounts payable and accrued expenses                 28,607         6,281
                                                 -----------   -----------
    Total Liabilities                              8,623,143     8,882,899
                                                 -----------   -----------

Temporary equity
Preferred stock, $0.10 stated value;
  authorized 5,000,000 shares, 250,000
  issued and outstanding                           1,250,000     1,250,000
                                                 -----------   -----------
Stockholders' equity
Common stock, $0.001 par value; 100,000,000
  shares authorized; issued and outstanding,
  391,449 shares                                         392           392
Additional paid-in capital                         2,937,809     2,937,809
Accumulated deficit                               (2,035,123)   (1,681,475)
Accumulated other comprehensive income                38,456        48,275
                                                 -----------   -----------
    Total Stockholders' Equity                       941,534     1,305,001
                                                 -----------   -----------

    Total Liabilities and Stockholders'
    Equity                                       $10,814,677   $11,437,900
                                                 ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

             The American Life Holding Company, Inc.
       (Formerly B & B Capital Group, Inc. and Subsidiary)

              Consolidated Statements of Operations

              Years Ended December 31, 2004 and 2003
___________________________________________________________________________

                                                     2004         2003
                                                 -----------   -----------

Revenues
  Investment income                              $   460,169      $658,551
  Realized investment gains                            2,918        59,600
                                                 -----------   -----------
                                                     463,087       718,151

Expenses
  Interest to contractholders                        335,170       452,470
  General insurance expenses                         247,303       276,921
  Recapitalization expense                                 -         6,534
  Taxes, licenses and other                            5,345        19,440
                                                 -----------   -----------
                                                     587,818       755,365

Other Income (Expense)
  Interest                                          (106,187)     (129,821)
                                                 -----------   -----------

 Income (Loss) Before Income Taxes                  (230,918)     (167,035)
 Income tax benefit (expense)                       (122,730)     ( 19,200)
                                                 -----------   -----------

Net Income (Loss)                                $  (353,648)  $  (186,235)
                                                 ===========   ===========

Basic Earnings Per Share                         $      (.90)  $      (.48)
                                                 ===========   ===========

Diluted Earnings Per Share                       $       N/A   $       N/A
                                                 ===========   ===========

Weighted Average Shares Outstanding                  391,449       391,449
                                                 ===========   ===========

Diluted Weighted Average Shares Outstanding              N/A           N/A
                                                 ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

          Statements of Changes in Stockholders' Equity

              Years Ended December 31, 2004 and 2003
__________________________________________________________________________

                                                                                      Accumulated
                                                           Additional                    Other
                                                            Paid-In    Accumulated   Comprehensive
                                       Shares    Amount     Capital      Deficit     Income (Loss)       Total
                                       -------   ------    ----------  -----------   -------------    -----------


Balance, January 1, 2003               391,449   $  392    $2,937,809  $(1,495,240)  $     121,981    $ 1,564,942

Net Loss                                                                  (186,235)                      (186,235)

Unrealized gain on
  available-for-sale
  securities, net of tax of $13,500                                                        (73,706)       (73,706)

(Total Comprehensive
Loss $259,941)
                                       -------   ------    ----------  -----------   -------------    -----------

Balance, December 31, 2003             391,449   $  392    $2,937,809  $(1,681,475)  $      48,275      1,305,001

Net loss                                                                  (353,648)                      (353,648)

Unrealized loss on
  available-for-sale
  securities, net of tax of $16,830                                                         (9,819)        (9,819)

(Total Comprehensive
Loss $363,467)
                                       -------   ------    ----------  -----------   -------------    -----------

Balance, December 31, 2004             391,449   $  392    $2,937,809  $(2,035,123)  $      38,456    $   941,534
                                       =======   ======    ==========  ===========   =============    ===========



The accompanying notes are an integral part of these consolidated financial statements.

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

              Statements of Consolidated Cash Flows

              Years Ended December 31, 2004 and 2003
___________________________________________________________________________

                                                            2004         2003
                                                        -----------   -----------
Operating Activities
  Net income (loss)                                     $  (353,648)  $  (186,235)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities
    Depreciation and amortization                           116,784       147,730
    Deferred taxes                                          122,730        19,200
    Stock issued in payment of interest to stockholder         -             -
    Realized gains on investment securities                  (3,748)      (60,800)
    Realized losses on investment securities                    831         1,201
    (Increase) decrease in:
    Funds withheld at interest                              833,675       951,872
    Accrued investment income                                (2,445)        9,698
  Increase (decrease) in:
    Contract holder funds                                  (867,682)     (958,385)
    Accounts payable and accrued expenses                    22,326        (7,800)
                                                        -----------   -----------

    Net cash used in operating activities                  (131,177)      (83,519)

Investing Activities
  Contract acquisition costs                                (14,308)      (32,576)
  Proceeds from the sale of investments                     930,719       848,486
  Proceeds from maturities of investments                   524,917       625,000
  Purchase of investment securities                      (1,414,973)   (1,456,313)
                                                        -----------   -----------

      Net cash provided (used) in investing activities       26,355       (15,403)

Financing Activities
  Cash obtained in acquisition                                 -             -
  Proceeds from stockholder note                            585,600        30,600
                                                        -----------   -----------
      Net cash provided by financing activities             585,600        30,600

Increase (Decrease) in Cash and Cash Equivalents            480,778       (68,322)

  Cash and cash equivalents, beginning of year               21,072        89,394
                                                        -----------   -----------

  Cash and cash equivalents, end of year                $   501,850   $    21,072
                                                        ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

            Notes to Consolidated Financial Statements

                    December 31, 2004 and 2003
________________________________________________________________________

Note 1 - Formation and basis of Presentation

     These consolidated financial statements include the accounts of American Life Holding Company, Inc. ("ALH," formerly B&B Capital Group, Inc.) and the accounts of its subsidiary, The American Life & Annuity Company, Inc. ("ALAC"). All inter-company balances have been eliminated in consolidation.

     ALAC was established as a Tennessee corporation in 1992. In November 1997 it was issued a Certificate of Authority by the Tennessee Department of Commerce and Insurance allowing it to accept life, health and annuity insurance risks on either a primary or reinsurance basis. Effective August 5, the Company received its Certificate of Authority to operate in the State of Arizona. The State of Tennessee surrendered its Certificate of Authority over ALAC, effective December 31, 2004. ALAC's activities are currently focused on the reinsurance of fixed rate annuity insurance products.

Note 2 - Summary of Significant Accounting Policies

     Nature of Operations
     --------------------
     Annuity contract policies reinsured by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts represent assumed reinsurance, primarily with a subsidiary of one of the five largest insurance holding companies in the world, which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The market for deferred annuities is enhanced by the tax incentives available under current law. Any legislative changes that lessen these incentives are likely to negatively impact the demand for these products.

     Statutory Financial Information
     ------------------------------
     The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices permitted by the Arizona Department of Insurance but not so prescribed. Any permitted statutory accounting practices that the Company follows do not have a significant impact on statutory surplus or statutory net income.

     Revenue Recognition
     -------------------
     Reinsurance assumed on annuity business generates investment income over time on the assets held on our behalf by ceding companies. The company recognizes investment income from ceding companies and interest on its bond portfolio as interest income when the interest and investment income becomes due and its collection is reasonably assured.

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (Continued)

     Investments
     -----------
     Management  determines  the  appropriate  classification  of investment securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company's securities are accounted for as available-for-sale to reflect management's intent with respect to the Company's debt securities portfolio. These securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders' equity. The Company uses the specific identification method to determine the cost of securities sold.

     Funds Withheld at Interest Subject to Restrictions
     --------------------------------------------------
     Funds withheld at interest subject to restrictions are funds held by ceding companies under coinsurance agreements whereby we receive the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding companies.

     The availability of these funds to us is subject to certain restrictions. The Company can liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsurers, a process known in the insurance industry as retroceding. Although no approval to retrocede any annuity contracts to another reinsurer is required if the amount of the contracts does not exceed 5% of the Company's total assets, if the Company should wish to retrocede any of our contracts to another reinsurer to liquidate our funds withheld at interest in an amount which exceeds this 5% limitation, the Company must first obtain regulatory approval from the State of Arizona. To institute this approval process, the Company would be required to file a prescribed form with the Insurance Commissioner's office describing the transaction and including the name of the reinsurer. The Insurance Commissioner's office has access to the financial information of licensed insurance companies throughout the United States through the NAIC system, which acts to facilitate the transfer request. By statute, the Insurance Commissioner's office must approve or deny the transaction within 30 days.

     Deferred Policy Acquisition Costs
     ---------------------------------
     Deferred policy acquisition costs represent those costs that vary with and are primarily related to the production of new business. These acquisition expenses are deferred and charged against income through amortization. Amortization is computed using proportional methods for each block of contracts based on the ratio of individual period gross profits to expected total gross profits arising from the contracts over the estimated lives of the related contracts, currently estimated to be twenty years for the Company's existing annuity contracts. In estimating such lives, management principally utilizes the experience of the ceding companies that generally take into account the frequency of early surrenders of contracts and the average term to complete annuitization of the contracts. Annuitization refers to when the contract holder asks for payment, either in a series of payments or in a lump sum. The contracts have no specified date that requires the holder to annuitize. However, current US tax laws require holders to annuitize upon reaching a certain age or suffer adverse tax consequences.

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
_________________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (Continued)

     At each reporting date, unamortized policy acquisition costs are subjected to tests, by block of contracts, to determine whether the cost of business acquired remains recoverable, and the cumulative amortization is re-estimated and adjusted by a cumulative charge to current operations when applicable. As a means for making such estimates, the Company generally relies on data obtained from the ceding companies regarding economic lives, attrition, trends and pattern of payments.

     Until a contract reaches the annuitization phase, they are considered to be in the accumulation phase. The Company's ceded contracts in force are primarily in the accumulation phase. Amortization expense for 2004 and 2003 totaled $17,782 and $21,817, respectively.

     Stock Warrants
     -------------
     The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123. The Company continues to use the intrinsic value approach as prescribed by APB Opinion No. 25 in measuring equity transactions with employees. Accordingly, no compensation cost has been recognized for the stock option plan with employees.

     Use of Estimates
     ----------------
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our most significant assumptions are for assumed reinsurance liabilities and deferred acquisition costs. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

     Cash and Cash Equivalents
     -------------------------
     The  Company  considers  cash on hand,  deposits  in  banks,
     certificates  of  deposit  and  investments  with   original
     maturities of three months or less to be cash and cash equivalents.

     Income Taxes
     ------------
     Deferred income taxes are provided for temporary differences in reporting income for financial statement and tax purposes arising primarily from differences in the methods of accounting for policy acquisition costs and net operating losses.

      The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

Note 2 - Summary of Significant Accounting Policies (Continued)

     Accounting for Certain Financial Instruments
     --------------------------------------------
     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 had no impact on the Company's reported consolidated financial position, results of operations or cash flows.

     Concentration of Risk
     ---------------------
     The Company maintains its cash on deposit at a financial institution that provides $100,000 in deposit insurance.

     Income Per Share
     ----------------
     Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period.

     Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants.

     For   the  year  ended  December  31,  2004  and  2003,  all
     securities   convertible  into  common  shares  were   anti-
     dilutive.

NOTE 3 - New Accounting Pronouncements

     In  December  2004,  the FASB issued  SFAS  No.123  (revised
     2004),  "Share-Based Payment" ("SFAS 123R"), which  replaces
     SFAS   No.123,  "Accounting  for  Stock-Based  Compensation"
     ("SFAS 123") and supercedes APB Opinion No.25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. No stock based compensation occurred during 2004 or 2003.

Note 4 - Statement of Cash Flows Supplementary Disclosure

     No interest was paid in 2004 and 2003. No income taxes were paid in any period presented.

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

Note 5 - Investments

     Major categories of investment income are summarized as follows:

                                              2004          2003
                                            --------      --------
     Fixed maturities                       $102,340      $117,176
     Interest bearing cash                       269           528
     Gross investment income credited
       by reinsured                          368,080       551,204
                                            --------      --------
                                             470,689       668,908
     Investment expenses                     (10,520)      (10,357)
                                            --------      --------
     Total                                  $460,169      $658,551
                                            ========      ========


     The amortized cost and estimated fair values of investments in bonds at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.

                                             Amortized
                                               Cost        Fair Value
                                            -----------   -----------
     Due in one year or less                $   240,101   $   237,785
     Due after one year through
       five years                             1,699,060     1,739,170
     Due after five years through ten years     166,630       167,288
                                            -----------   -----------
     Total                                  $ 2,105,791   $ 2,144,243
                                            ===========   ===========



Note 5 - Investments (Continued)

     The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31, 2004 and 2003 are as follows:

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized
2004                            Cost        Gains        Losses     Fair Value
                              ----------  ----------   ----------   ----------
Obligations of states and
 political subdivisions       $  900,809  $   16,550   $   (4,693)  $  912,666
Corporate  debt  securities    1,204,982      34,105       (7,510)   1,231,577
                              ----------  ----------   ----------   ----------
                              $2,105,791  $   50,655   $   (2,203)  $2,144,243
                              ==========  ==========   ==========   ==========

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized
2003                            Cost        Gains        Losses     Fair Value
                              ----------  ----------   ----------   ----------
Obligations of states and
  political subdivisions      $1,075,027  $   35,410   $   (1,948)  $1,108,489
Utilities                        100,000       1,711         -         101,711
Corporate debt securities        984,013      34,614       (5,365    1,013,262
                              ----------  ----------   ----------   ----------
                              $2,159,040  $   71,735   $   (7,313)  $2,223,462
                              ==========  ==========   ==========   ==========


     Proceeds from sales of investments in bonds during 2004 and 2003 were $956,126 and $1,473,486, respectively. Realized on those sales in 2004 and 2003 were net gains of $2,918 and $59,600, respectively.

Note 6 - Disclosures about Fair Value of Financial Instruments

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

Note 7 - Property and Equipment

  Significant classes of property and equipment are presented below:

                                              2004          2003
                                            --------      --------
     Office furniture and equipment         $ 12,329      $ 12,329
     Less accumulated depreciation           (11,842)      (10,996)
                                            --------      --------
                                            $    487      $  1,333
                                            ========      ========


     Depreciation  expense was $846 for each of the  years  ended
     December 31, 2004 and 2003.

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

Note 8 - Contract holder Deposits

     Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2004 and 2003, credited interest rates on contract liabilities ranged from 3.03% to 5.05% and from 3.00% to 6.70%, respectively for the Company's contracts, which feature variable rates after the first year.

     The composition of these liabilities at December 31, 2004 is presented below:

                                             Annuities        Amount of
         Year of Issue                       in Force     Contract Liability
         -------------                      -----------   ------------------
            1997                            $ 1,751,153       $ 1,750,647
            1998                              3,558,521         3,551,181
            1999                              2,163,315         2,158,641
            2000                                428,747           409,453
            2001                                  5,823             5,508
                                            -----------       -----------
                                            $ 7,907,559       $ 7,875,430
                                            ===========       ===========


Note 9 - Related Party Transactions

     As of December 31, 2004 and 2003, $186,977 and $101,377,
     respectively, was owed the principal stockholder under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate set at 5.75%.

     On June 29, 2004, the Company borrowed from its majority stockholder $500,000 to facilitate the re-domestication of the Company from Tennessee, to Arizona. The note is unsecured, bears interest at prime plus one percent and is payable immediately upon completion of the re-domestication.

Note 10 - Commitments and Contingencies

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

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

Note 10 - Commitments and Contingencies

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

     Under these two agreements, funds held for the benefit of the Company, $7,604,292 and $8,437,915 and the related obligations of $7,907,559 and $8,775,241 at December 31,
     2004 and 2003, respectively, are included on the accompanying balance sheets under the captions "Funds withheld at interest subject to restrictions" and "Contract holder deposits."

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

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

Note 11 - Income Taxes

     The   Company  provides  deferred  income  tax  assets   and
     liabilities   using  the  liability  method  for   temporary
     differences between book and taxable income.

     The provisions for income taxes for the years ended December
     31, 2004 and 2003 are comprised as follows:

                                                   2004          2003
                                                 ---------      --------
       Currently payable                         $       -      $      -
       Deferred federal tax benefit (expense)      (87,130)      (13,700)
       Deferred state tax benefit (expense)        (35,600)       (5,500)
                                                 ---------      --------

                                                 $(122,730)     $(19,200)
                                                 =========      ========

     Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                   2004           2003
                                                 ---------      --------

       Computed expected income tax
         (benefit) expense                       $  78,700      $ 56,792
       Expenses not deductible for
         income tax purposes                       (28,300)      (42,500)
       Revision of estimated net operating loss    (34,000)            -
       Valuation allowance                        (120,530)      (28,000)
       Reversals of temporary differences
          at lower than expected rates             (26,900)       (8,225)
       State taxes                                  13,900         2,733
       Other                                        (5,600)            -
                                                 ---------      --------
                                                 $(122,730)     $(19,200)
                                                 =========      ========

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

Note 11 - Income Taxes (Continued)

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

     Management continuously estimates the realizabilty of its deferred tax assets based on its assessment of the sufficiency of future revenue streams that will be contractually generated from the Company's investment in funds withheld. In 2004, based on this assessment, management has reserved the gross tax benefit of $120,530. The benefit was shown on the December 31, 2003 balance sheet net of cumulative liabilities of $14,630, offsetting accumulated other comprehensive income.

     The Company had available, to offset taxable income, cumulative net operating loss carryforwards arising from the periods since the year ended December 31, 1992 of approximately $809,000 at December 31, 2004. The carryforwards begin expiring in 2012.

NOTE 12 - NOTES PAYABLE

     On June 29, 2004, the Company borrowed from its majority stockholder $500,000 to facilitate the re-domestication of the Company from Tennessee to Arizona. The note is unsecured, bears interest at prime plus one percent and is payable immediately upon completion of the re-domestication.

Note 13 - Stockholders' Equity

     The Company's authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, par value $.001 per share, of which 250,000 shares have been designated as Series A Preferred Stock. The remaining 4,750,000 shares of the preferred stock remain without designation.

     ALAC is required by statute of the State of Arizona, its domiciliary state, to maintain minimum capital and surplus of $500,000.

     Statutory capital at December 31, 2004 and 2003 was $1,016,961 and $1,119,281, and statutory surplus was $1,015,555 and $906,652, at December 31, 2004 and 2003,
     respectively. Generally, deferred acquisition costs are not admitted as assets for statutory purposes, and therefore, equity balances under statutory accounting principles do not reflect any value for deferred acquisition costs.

     Additionally, valuation reserves are imposed by statute which act as restrictions of retained earnings. Restrictions of retained earnings under these valuation reserves were approximately $47,100 and $69,800 at December 31, 2004 and 2003, respectively.

     Risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC) became effective for life insurance companies in 1994. RBC requires life insurance carriers to maintain minimum capitalization levels based on a four-part formula. As of

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

Note 13 - Stockholders' Equity (Continued)

     December 31, 2004 and 2003, the Company's total adjusted surplus exceeded its authorized control level RBC.

     The ability of ALAC to pay dividends is dependent on obtaining prior written approval of the Arizona Department of Insurance.
     The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. The warrants, originally issued by ALAC, became exercisable into ALH shares as a result of the share exchange as discussed in note 1. None of the 53,850 non-employee warrants or the 1,650 employee warrants, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

     All warrants were issued prior to 2001 and were fully vested upon issuance. Therefore, their issuance had no pro-forma effect on earnings in any period presented.

     Information regarding the warrants for 2004 and 2003 is as follows:

                                    2004                       2003
                           ------------------------   -----------------------
                                                                  Weighted
                                   Weighted Average                Average
                           Shares   Exercise Price    Shares   Exercise Price
                           ------  ----------------   ------   --------------
Options outstanding,
  beginning of year        55,500      $ 10.00        55,500     $ 10.00
Options canceled             -            n/a         11,000       10.00
Options exercised            -            n/a          -            n/a
Options granted              -         $ 10.00        11,000     $ 10.00
                           ------                     ------
Options outstanding,
  end of year              55,500      $ 10.00        55,500     $ 10.00
                           ======                     ======
Options exercisable,
  end of year              55,500      $ 10.00        55,500     $ 10.00
                           ======                     ======

                                                   2004          2003
                                                 ---------      --------
     Option price range, end of year             $ 10.00        $ 10.00

     Option price range, exercised shares           n/a            n/a

     Options available for grant at end of year        0              0

     Weighted average fair value of options
       granted during the year                      n/a            n/a

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
_________________________________________________________________
_____________

Note 14 - Temporary Equity

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

     * each share of Series A Preferred Stock carries voting rights equal to 75 votes, and

     * so long as the shares of Series A Preferred Stock are outstanding, the Company cannot take certain actions without the approval of the holders of a majority of the issued and outstanding shares, including:

          - sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than 50% of voting power is transferred or disposed of;

          - alter  or  change  the  rights,  preferences   or
          privileges of shares of Series A Preferred Stock;

          - increase   or  decrease  the  total   number   of
          authorized shares of Series A Preferred Stock;

          - authorize  or  issue, or obligate to  issue,  any
          other   equity  security,  including   any   other
          security convertible into or exercisable for any equity security having rights,

          - preferences or privileges over, or being on a parity with or similar to, the Series A Preferred
          Stock;

          - redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any of its securities;

     The American Life Holding Company, Inc. and Subsidiary
       (Formerly B & B Capital Group, Inc. and Subsidiary)

                  Notes to Financial Statements

                    December 31, 2004 and 2003
__________________________________________________________________________

Note 14 - Temporary Equity (Continued)

          - amend its articles of incorporation or bylaws;

          - change the authorized number of its directors;

          - declare, order or pay any dividends on any class of securities.

     In August, 2002 the Company issued all 250,000 shares of this Series A Preferred Stock to Dr. Bishop in connection with the granting by him to the Company of a $250,000 line of credit. Interest on the line of credit is payable monthly at prime plus 1% and matures in August, 2004. At December 31, 2004, the Company had drawn $186,977 under the line of credit.

     The Company assigned a value of $1,250,000 ($5 per share) for the issuance of the preferred shares, recorded deferred financing costs to the extent of proceeds that may be funded under the line of credit ($250,000), and incurred a charge of $1,000,000 as interest expense for the value in excess of the credit line. Amortization of the deferred financing costs totaled $106,767 and $125,000 for the years ended December 31, 2004 and 2003.

Note 15 - Subsequent Event

     On  February  16,  2005, the Company  repaid  its  principal shareholder the $500,000, which was borrowed in  June,  2004 to facilitate the Company's re-domestication (Note 12).