Form 10QSB
period 2005-03-31
AMERICAN LIFE HOLDING CO INC
filed 2005-05-16
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


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


                                 (865) 588-8228
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of May 12, 2005.

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended March 31, 2005

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

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2005 (unaudited)
and December 31, 2004..........................................................1

Consolidated Statements of Operations for the three months
ended March 31, 2005 and 2004 (unaudited)......................................2

Consolidated Statements of Changes in Stockholders'
Equity (unaudited) at March 31, 2005 ..........................................3

Consolidated Statements of Cash Flows (unaudited) for the
three months ended March 31, 2005 and 2004.....................................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2.  Management's Discussion and Analysis or Plan of Operation.............7

Item 3.  Controls and Procedures..............................................10

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........11

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits.............................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
________________________________________________________________________________

                                     ASSETS
                                                        2005            2004

Cash and investments:
  Cash ...........................................  $    728,604   $    501,850
  Available-for-sale securities (amortized cost -
    $1,379,198 and $2,105,791, respectively) .....     1,383,819      2,144,243
                                                    ------------   ------------
                                                       2,112,423      2,646,093

Accrued investment income ........................        22,633         33,369
Funds withheld at interest subject to restrictions     7,602,331      7,604,240
Property and equipment, net ......................           276            487
Unamortized policy acquisition costs .............       529,580        530,488
                                                    ------------   ------------

    TOTAL ASSETS .................................  $ 10,267,243   $ 10,814,677
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits ..........................  $  7,917,852   $  7,907,559
Note payable .....................................       186,977        686,977
Accounts payable and accrued expenses ............        16,714         28,607
                                                    ------------   ------------

    TOTAL LIABILITIES ............................     8,121,543      8,623,143
                                                    ------------   ------------

TEMPORARY EQUITY
Preferred stock, $0.10 stated value; authorized
  5,000,000 shares, 250,000 issued and outstanding     1,250,000      1,250,000
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
  100,000,000 shares authorized;
  issued and outstanding, 391,449 shares .........           392            392
Additional paid-in capital .......................     2,937,809      2,937,809
Accumulated deficit ..............................    (2,047,223)    (2,035,123)
Accumulated other comprehensive income ...........         4,722         38,456
                                                    ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY ...................       895,700        941,534
                                                    ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...  $ 10,267,243   $ 10,814,677
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE AMERICAN LIFE HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (BOTH UNAUDITED)
________________________________________________________________________________


                                                           2005          2004
Revenues

  Investment income ................................    $ 107,668     $ 126,401
  Realized investment gains ........................        5,057         4,642
                                                        ---------     ---------
                                                          112,725       131,043

EXPENSES
  Interest to contractholders ......................       75,390        88,199
  General insurance expenses .......................       42,190        55,879
  Taxes, licenses and other ........................          515         1,560
                                                        ---------     ---------
                                                          118,095       145,638

OTHER INCOME (EXPENSE)
  Interest .........................................       (6,730)      (32,415)
                                                        ---------     ---------


 INCOME (LOSS) BEFORE INCOME TAXES .................      (12,100)      (47,010)
  Income tax benefit (expense) .....................            -         4,300
                                                        ---------     ---------


NET INCOME (LOSS) ..................................    $ (12,100)    $ (42,710)
                                                        =========     =========


BASIC EARNINGS (LOSS) PER SHARE ....................    $   (0.03)    $    (.11)
                                                        =========     =========


DILUTED EARNINGS PER SHARE .........................          N/A           N/A
                                                        =========     =========


WEIGHTED AVERAGE SHARES OUTSTANDING ................      391,449       391,449
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

                       THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                           MARCH 31, 2005
___________________________________________________________________________________________________
                                                                         ACCUMULATED
                                             ADDITIONAL                     OTHER
                            COMMON STOCK      PAID-IN     ACCUMULATED   COMPREHENSIVE
                          SHARES    AMOUNT    CAPITAL       DEFICIT     INCOME (LOSS)     TOTAL
                          -------   ------   ----------   -----------   -------------   ----------
Balance, January 1, 2005  391,449    $ 392   $2,937,809   $(2,035,123)    $  38,456     $  941,534

  Net loss .............                                      (12,100)                     (12,100)

Unrealized loss on
available-for-sale
securities .............                                                    (33,734)       (33,734)

(Total Comprehensive
Loss $45,834) ..........
                          -------    -----   ----------   -----------     ---------     ----------

Balance, March 31, 2005   391,449    $ 392   $2,937,809   $(2,047,223)    $   4,722     $  895,700
                          =======    =====   ==========   ===========     =========     ==========

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                                  3

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (BOTH UNAUDITED)
________________________________________________________________________________


                                                             2005        2004

OPERATING ACTIVITIES
  Net income (loss) ....................................  $ (12,100)  $ (42,710)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
    Depreciation and amortization ......................     11,262      38,523
    Deferred taxes .....................................          -      (4,300)
    Stock issued in payment of interest to stockholder .          -           -
    Realized gains on investment securities ............     (5,930)     (4,804)
    Realized losses on investment securities ...........        872         162
    (Increase) decrease in:
      Funds withheld at interest .......................      1,909     306,446
      Accrued investment income ........................    (10,736)      6,645
    Increase (decrease) in:
      Contract holder funds ............................     10,293    (317,472)
      Accounts payable and accrued expenses ............    (11,893)      1,212
                                                          ---------   ---------

    Net cash used in operating activities ..............      5,149     (16,298)

INVESTING ACTIVITIES
  Contract acquisition costs ...........................     (3,665)     (4,331)
  Proceeds from the sale of investments ................    750,757      53,971
  Proceeds from maturities of investments ..............     75,000      74,815
  Purchase of investment securities ....................   (100,487)   (149,900)
                                                          ---------   ---------

    Net cash provided (used) in investing activities ...    721,605     (25,445)

FINANCING ACTIVITIES
  Proceeds from (repayment of) stockholder note ........   (500,000)     30,000
                                                          ---------   ---------
    Net cash provided by financing activities ..........   (500,000)     30,000
                                                          ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......    226,754     (11,743)

  Cash and cash equivalents, beginning of year .........    501,850      21,072
                                                          ---------   ---------

  Cash and cash equivalents, end of year ...............  $ 728,604   $   9,329
                                                          =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         Interest paid in the three months ended March 31, 2005 was $18,640. No interest was paid in the three months ended March 31, 2004. No income taxes were paid in any period presented.

NOTE 3 - INVESTMENTS

         For the three month periods ended March 31, 2005 and 2004, major categories of investment income are summarized as follows:

                                                           2005          2004

         Fixed maturities ............................  $  26,271     $  25,317
         Interest bearing cash .......................      1,938            48
         Gross investment income credited by reinsured     81,998       103,556
                                                        ---------     ---------
                                                          110,207       128,921
         Investment expenses .........................     (2,539)       (2,520)
                                                        ---------     ---------
         Total .......................................  $ 107,668     $ 126,401
                                                        =========     =========

         The amortized cost and estimated fair values of investments in bonds at March 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with and without prepayment penalties.

                                                      AMORTIZED
                                                        COST         FAIR VALUE

         Due in one year or less ..............      $  158,668      $  157,373
         Due after one year through five years          682,558         689,556
         Due after five years through ten years         537,972         536,890
                                                     ----------      ----------
         Total ................................      $1,379,198      $1,383,819
                                                     ==========      ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004
________________________________________________________________________________

NOTE 3 - INVESTMENTS (Continued)

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at March 31, 2005 and December 31, 2004 are as follows:

                                            GROSS         GROSS
                             AMORTIZED   UNREALIZED    UNREALIZED
2005                           COST         GAINS         LOSSES     FAIR VALUE
Obligations of states and
 political subdivisions ..  $   679,496  $    11,501   $    (5,584)  $   685,413
Corporate debt securities       699,702       11,913       (13,209)      698,406
                            -----------  -----------   -----------   -----------
                            $ 1,379,198  $    23,414   $   (18,793)  $ 1,383,819
                            ===========  ===========   ===========   ===========


                                            GROSS         GROSS
                             AMORTIZED   UNREALIZED    UNREALIZED
2004                           COST         GAINS         LOSSES     FAIR VALUE
Obligations of states and
 political subdivisions ..  $   900,809  $    16,550   $    (4,693)  $   912,666
Corporate debt securities     1,204,982       34,105        (7,510)    1,231,577
                            -----------  -----------   -----------   -----------
                            $ 2,105,791  $    50,655   $   (12,203)  $ 2,144,243
                            ===========  ===========   ===========   ===========

NOTE 4 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2005 and 2004, credited interest rates on contract liabilities ranged from 3.03% to 6.08% and from 3.03% to 5.05%, respectively for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at March 31, 2005 is presented below:

                                   ANNUITIES            AMOUNT OF
         YEAR OF ISSUE              IN FORCE        CONTRACT LIABILITY

              1997                 $1,756,915           $1,756,444
              1998                  3,546,856            3,541,939
              1999                  2,174,259            2,169,714
              2000                    433,947              426,685
              2001                      5,875                5,611
                                   ----------           ----------
                                   $7,917,852           $7,900,393
                                   ==========           ==========

NOTE 5 - NOTES PAYABLE

         On February 16, 2005, the Company repaid its principal shareholder $518,640, including interest of $18,640 and principal of $500,000, which was borrowed in June, 2004 to facilitate the Company's re-domestication.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

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

         With the consent of the applicable ceding company, though such consent is unlikely, we can liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsurers, a process known in the insurance industry as retroceding. Retrocession agreements affecting all or substantially all of American Life's insurance business and/or retrocession agreements entered into with an unauthorized insurer both require prior filing with and approval by the Arizona Department of Insurance. Except as stated in the preceding sentence, no other approval to retrocede any annuity contracts we own to another reinsurer to liquidate our funds withheld at interest subject to restrictions is required from the Arizona Department of Insurance. We have yet to enter into any agreements to retrocede any contracts, and we do not anticipate that we will enter into any such agreements in the foreseeable future.

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. We also earn investment income from our available for sale securities which we own and manage ourselves. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the three months ended March 31, 2005 ranged from 3.03% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

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

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                    2005             2004

Approximate weighted average investment balance     $8,878,236       $10,139,552
Approximate weighted average return earned          5.02%            5.17%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At March 31, 2005 and December 31, 2004, the ceded portion of the contracts we reinsure was $7,602,331 and 7,604,240, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the three months ended March 31, 2005 and 2004, the credited interest rates on these contracts ranged from 3.03% to 6.08% and from 3.00% to 5.05%, respectively. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

         Our total revenues for the three months ended March 31, 2005 decreased $18,318, or approximately 14%, from the comparable period in fiscal 2004. Included in these results was a decrease of approximately $18,700, or approximately 15%, in revenues from investment income and an increase of approximately $400, or approximately 9%, in revenues from realized investment gains. As described elsewhere herein, based upon our current business model we do not foresee a significant increase in our revenues for fiscal 2005.

         Our total expenses for the three months ended March 31, 2005 decreased $27,543, or approximately 19%, from the comparable period in fiscal 2004. Included in this decrease is a decrease of approximately 15% in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, decreased approximately $13,700, or approximately 24%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily as a result of the continuing effect of austerity measures begun in fiscal 2004. We expect that general insurance expenses will remain relatively constant during fiscal 2005.

         Other income (expense) represents interest paid on a $500,000 principal amount short term loan made to us by our principal shareholder as well as interest due on the line of credit. The funds from the short-term loan were used to provide the initial capital and surplus in Arizona in connection with the redomestication of our subsidiary's insurance license in fiscal 2004. As described elsewhere herein, the principal amount and accrued interest due under this short-term note was repaid during this quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the three months ended March 31, 2005 was $5,149 as compared to net cash used by operating activities of $16,298 for the three months ended March 31, 2004. This change was primarily attributable to:

         * a decrease in our net loss of $30,610,

         * a decrease in depreciation and amortization of $27,261

         * a decrease in deferred taxes of $4,300,

         * an increase of $1,126 in realized gains on investment securities,

         * an increase of $710 in realized losses on investment securities,

         * a decrease of $304,537 in funds withheld at interest together with an increase of $327,765 in contract holder funds, both as a result of early surrenders of policy holders and terminations upon the death of policy holders,

         * an increase in accrued investment income of $4,091, and

         * a decrease of $13,105 in accounts payable and accrued expenses.

         Net cash provided by investing activities was $721,605 for the three months ended March 31, 2005 as compared to net cash used by investing activities of $25,445 for the comparable period in fiscal 2004. This increase is primarily attributable to an increase of $696,786 in proceeds from sales of investments related to sale of investments both in the normal course of business and to generate cash to repay the $500,000 principal short-term loan made by our principal shareholder in connection with our redomestication during fiscal 2004. Net cash used by financing activities was $500,000 for the three months ended March 31, 2005 as compared to net cash provided by financing activities of $30,000 for the three months ended March 31, 2004. This change is primarily attributable to the repayment of this $500,000 short term loan.

         At March 31, 2005 our assets exceeded liabilities by $2,145,700. Our cash and cash equivalents at March 31, 2005 were $728,604, an increase of $226,754 from December 31, 2004. Our available for sale securities decreased $760,424 from $2,144,243 at December 31, 2004 to $1,383,819 at March 31, 2005
due primarily due to the sale of investments as described above.

         We face certain uncertainties which may have an adverse impact on our liquidity in future periods, including:

* The annuity contracts which have been ceded to us generally guarantee a minimum annual interest rate of 3.0% which we pay to the contract holders. If the amount of revenues we generate from investment income is not sufficient to pay the interest to the contractholders, we will be required to use our cash and cash equivalents, including our capital and surplus, to make up any shortfall in the guaranteed yield to the contract holder,

* If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, our investment income will be adversely affected,

* During periods of rising interest rates, we may be unable to take full advantage of the spread between earnings on our investments and costs associated with annuity contracts because our contract holders may elect to terminate the existing contracts and obtain replacement contracts with higher guaranteed yield contracts, and

* While our funds withheld at interest subject to restrictions are held in long-term investments with maturities layered to anticipate the surrender of the corresponding annuity policies, during periods of rising interest rates when contract holders may elect to terminate the existing contacts and obtain replacement contracts with higher guaranteed yields we may not have sufficient liquidity in these investments and would be required to utilize a portion of our capital and surplus to fund these early surrenders.

         We believe, however, that the specific risk of funds withheld being insufficient to cover surrendered policies is minimal in that the conditions of the annuity contracts provide for surrender charges in an amount sufficient to cover the deferred policy acquisition costs incurred in connection with the ceded risk. We have incurred cumulative losses through March 31, 2005 and at March 31, 2005, we have an accumulated deficit of $2,047,223 which includes a cumulative non-cash interest expense of $1,250,000 as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. It is likely that we will continue to incur losses during the future. We do not have any present commitments for capital expenditures.

         As a result of the redomestication of our insurance subsidiary from Tennessee to Arizona in fiscal 2004, our capital and surplus requirements were reduced to $500,000 as a result of the lower capital and surplus requirements required by Arizona as compared to Tennessee. As a result of this reduction in minimum capital and surplus necessary to comply with the rules of Arizona, at March 31, 2005 we had an excess of $ 1,645,700 in capital and surplus after repayment of the $500,000 principal amount and interest due under the short term loan from our principal shareholder. We intend to use a portion of this capital and surplus to repay the amounts owing under the $250,000 credit line from our principal shareholder. Upon repayment of this amount which was $186,977 at March 31, 2005, the credit line will remain in effect and available to us. We are presently considering several options related to the use of the remaining portion of this additional capital and surplus, including the redemption of a portion of the Series A Preferred Stock held by Dr. Bishop. In addition if we should elect to undertake a redemption of a portion of the outstanding Series A Preferred Stock held by Dr. Bishop, we may also seek to sell our existing reinsurance policies and change our business and operations to another line which provides the potential for greater revenues and profitability.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

Exhibit No.                       Description

31.1     Rule 13a-14(a)/15d-14(a) certification of President
31.2     Rule 13a-14(a)/15d-14(a) certification of principal accounting officer
32.1     Section 1350 certification

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

Dated: May 13, 2005