Form 10QSB
period 2005-06-30
AMERICAN LIFE HOLDING CO INC
filed 2005-08-22
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of August 18, 2005.

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended June 30, 2005

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

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at June 30, 2005 (unaudited)
and December 31, 2004..........................................................1

Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004 (unaudited).......................................2

Consolidated Statements of Changes in Stockholders'
Equity at June 30, 2005 (unaudited)  ..........................................3

Consolidated Statements of Cash Flows for the
six months ended June 30, 2005 and 2004(unaudited).............................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2.  Management's Discussion and Analysis or Plan of Operation.............7

Item 3.  Controls and Procedures..............................................10

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........10

Item 3.  Defaults Upon Senior Securities......................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits.............................................................10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                 June 30, 2005 (Unaudited) and December 31, 2004

                                                        2005           2004
                                                    ------------   ------------
ASSETS
Cash and investments:
  Cash ...........................................  $  1,913,160   $    501,850
  Available-for-sale securities, at market
    (Amortized cost - $0 and $2,159,040) .........             -      2,144,243
                                                    ------------   ------------
                                                       1,913,160      2,646,093
Accrued investment income ........................             -         33,369
Funds withheld at interest subject to restrictions     7,279,218      7,604,240
Property and equipment, net ......................            64            487
Unamortized policy acquisition costs .............       527,550        530,488
Deferred taxes ...................................             -              -
                                                    ------------   ------------
                                                    $  9,719,992   $ 10,814,677
                                                    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ..........................  $  7,585,378   $  7,907,559
Notes payable ....................................        18,500        686,977
Accounts payable and accrued expenses ............            22         28,607
                                                    ------------   ------------
      Total Liabilities ..........................     7,603,900      8,623,143

TEMPORARY EQUITY
Preferred stock, $0.10 stated value; authorized
  5,000,000 shares, 250,000 issued and outstanding     1,250,000      1,250,000

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
  100,000,000 shares authorized;
  issued and outstanding, 391,449 shares .........           392            392
Additional paid-in capital .......................     2,937,809      2,937,809
Accumulated deficit ..............................    (2,072,109)    (2,035,123)
Accumulated other comprehensive income (loss) ....             -         38,456
                                                    ------------   ------------
                                                         866,092        941,534
                                                    ------------   ------------

                                                    $  9,719,992   $ 10,814,677
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                AMERICAN LIFE HOLDING COMPANY, INC.
                                           AND SUBSIDIARY
                               Consolidated Statements of Operations
                        Six Months Ended June 30, 2005 (Unaudited) and 2004

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                    June 30,
                                                  2005          2004          2005          2004
                                               ---------     ---------     ---------     ---------
Revenues
  Investment income .......................    $  91,783     $ 120,582     $ 180,811     $ 246,983
  Realized investment gains (losses) ......       12,910        (2,954)       17,967         1,688
                                               ---------     ---------     ---------     ---------
                                                 104,693       117,628       198,778       248,671

Expenses
  Interest to contractholders .............       68,471        83,281       143,861       171,480
  General insurance expenses ..............       60,219        54,686        83,769       110,565
  Taxes, licenses and other ...............            -         2,225           515         3,785
                                               ---------     ---------     ---------     ---------
                                                 128,690       140,192       228,145       285,830


Other income (expense)
  Interest ................................         (889)      (33,730)       (7,619)      (66,145)
                                               ---------     ---------     ---------     ---------
      Net income (loss) before income taxes      (24,886)      (56,294)      (36,986)     (103,304)


Income tax benefit (expense) ..............            -       (15,300)            -       (11,000)
                                               ---------     ---------     ---------     ---------
      Net Income (loss) ...................    $ (24,886)    $ (71,594)    $ (36,986)    $(114,304)
                                               =========     =========     =========     =========


Basic earnings (loss) per share ...........    $   (0.06)    $   (0.18)    $   (0.09)    $   (0.29)
                                               =========     =========     =========     =========


Diluted earnings (loss) per share .........    $      na     $      na     $      na     $      na
                                               =========     =========     =========     =========


Weighted average shares outstanding .......      391,449       391,449       391,449       391,449
                                               =========     =========     =========     =========


Diluted weighted average shares outstanding           na            na            na            na
                                               =========     =========     =========     =========


      The accompanying notes are an integral part of these consolidated financial statements.

                                                 2

                                AMERICAN LIFE HOLDING COMPANY, INC.
                                           AND SUBSIDIARY
                           Statements of Changes in Stockholders' Equity
                         For the Six Months Ended June 30, 2005 (Unaudited)

                                                                          Accumulated
                                              Additional                     Other
                             Common Stock      Paid-in     Accumulated   Comprehensive
                           Shares    Amount    Capital       Deficit     Income (Loss)     Total
                           -------   ------   ----------   -----------   -------------   ---------
Balance January 1, 2005 .. 391,449    $392    $2,937,809   $(2,035,123)    $ 38,456      $ 941,534

  Net loss ...............                                    (36,986)                     (36,986)

Unrealized loss on
 available-for-sale
 securities ..............                                                  (38,456)       (38,456)

(Total Comprehensive
 Loss $75,442) ...........

                           -------    ----    ----------   -----------     --------      ---------
Balance June 30, 2005 .... 391,449    $392    $2,937,809   $(2,072,109)    $      -      $ 866,092
                           =======    ====    ==========   ===========     ========      =========


      The accompanying notes are an integral part of these consolidated financial statements.

                                                 3

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2005 (Unaudited) and 2004


                                                          2005          2004
                                                      -----------   -----------
OPERATING ACTIVITIES:
  Net income (loss) ................................  $   (36,986)  $  (114,304)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation and amortization ..................       36,275        77,340
    Deferred taxes .................................            -        11,000
    Realized gains on investment securities ........      (17,967)       (4,804)
    Realized losses on investment securities .......            -         3,116
    (Increase) decrease in:
      Funds withheld at interest ...................      325,022       563,476
      Accrued investment income ....................       33,369        (2,283)
    Increase (decrease) in:
      Contractholder funds .........................     (322,181)     (586,954)
      Accounts payable and accrued expenses ........      (28,585)        3,592
                                                      -----------   -----------

        Net Cash Provided by (Used in)
         Operating Activities ......................      (11,053)      (49,821)

INVESTING ACTIVITIES:
  Contract acquisition costs .......................       (6,276)       (7,482)
  Proceeds from the sale of investments ............    2,276,497       250,985
  Proceeds from maturities of investments ..........            -       424,815
  Purchase of investment securities ................     (179,381)     (668,009)
                                                      -----------   -----------

        Net Cash Provided by (Used in)
         Investing Activities ......................    2,090,840           309

FINANCING ACTIVITIES:
  Proceeds from stockholder note ...................     (668,477)      543,500
                                                      -----------   -----------

        Net Cash Provided by Financing Activities ..     (668,477)      543,500
                                                      -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents ...    1,411,310       493,988

Cash and Cash Equivalents, Beginning of Period .....      501,850        21,072
                                                      -----------   -----------

Cash and Cash Equivalents, End of Period ...........  $ 1,913,160   $   515,060
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2005 (UNAUDITED) AND 2004
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models.

         If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modifications .For small business issuers, SFAS No. 123R will be effective for periods beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123R in its fourth quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS No. 123R and has not determined the impact that this Statement will have on its results of operations or financial position.

NOTE 3 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         Interest of $36,138 was paid during the six months ended June 30, 2005. No income taxes were paid in any period presented.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 2005 (UNAUDITED) AND 2004
________________________________________________________________________________

NOTE 4 - INVESTMENTS

         For the six-month periods ended June 30, 2005 and 2004, major categories of investment income are summarized as follows:

                                                            2005         2004

         Fixed maturities ............................   $  34,608    $  49,590
         Interest bearing cash .......................       5,064           72
         Gross investment income credited by reinsured     145,806      202,444
                                                         ---------    ---------
                                                           185,478      252,106
         Investment expenses .........................      (4,667)      (5,123)
                                                         ---------    ---------
         Total .......................................   $ 180,811    $ 246,983
                                                         =========    =========

         In June of 2005, all debt instruments representing obligations of states and political subdivisions and corporate debt securities were sold. Proceeds from the sale of the investments amounted to $2,276,497 with a realized gain of $17,967.

NOTE 5 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2005 and 2004, credited interest rates on contract liabilities ranged from 3.00% to 6.08% and from 3.00% to 6.70%, respectively, for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at June 30, 2005 is presented below:
                                      ANNUITIES           AMOUNT OF
         YEAR OF ISSUE                IN FORCE        CONTRACT LIABILITY

             1997                    $1,673,055           $1,672,619
             1998                     3,459,015            3,452,095
             1999                     2,189,482            2,185,887
             2000                       257,897              253,643
             2001                         5,929                5,662
                                     ----------           ----------
                                     $7,585,378           $7,569,906
                                     ==========           ==========
NOTE 6 - NOTES PAYABLE

         On February 16, 2005, the Company repaid its principal shareholder $518,640, including interest of $18,640 and principal of $500,000, which was borrowed in June, 2004 to facilitate the Company's re-domestication.

         On May 4, 2005, the Company repaid its principal shareholder approximately $206,475, including interest of approximately $17,498 and principal outstanding on an open line of credit of $188,977. Prior to June 30, 2005, additional draws on the line of credit totaled $18,500.

NOTE 7 - SUBSEQUENT EVENT

         On July 5, the board of directors redeemed all 250,000 outstanding shares of the Company's Series A preferred stock at the rate of $5.00 per share. The company paid its majority stockholder an aggregate of $1,250,000 for the redemption. The Series A Preferred Shares were subsequently cancelled and returned to the status of authorized but undesignated shares of the Company's blank check preferred stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our operations are currently through our American Life subsidiary, and are limited to the reinsurance of annuity contracts which we obtain from larger insurance companies through reinsurance agreements. As is customary in the industry and because of our small size, the insurance companies that cede to us our share of the annuity contracts retain our pro-rata portion of the net proceeds from the sales of the annuities. We include our share of the retained proceeds in our balance sheet under the caption "Funds withheld at interest subject to restrictions." We customarily refer to these amounts as "funds withheld" and our reinsurance agreements are customarily referred to as "coinsurance agreements on a funds withheld basis." As is commonplace in the industry, the ceding company retains the management and custody of the assets on our behalf, which in our case are comprised principally of government securities and high grade corporate bonds. This is advantageous to us in that the larger ceding companies have the ability to buy large blocks of qualified securities and manage them at more cost effective levels than we currently can because of our small size. The balance of the funds held represents the statutory reserve portion. The funds withheld are liquidated in the normal course of business to pay claims and maturities on the annuities.

         With the consent of the applicable ceding company, though such consent is unlikely, we can liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsures, a process known in the insurance industry as retroceding. Retrocession agreements affecting all or substantially all of American Life's insurance business and/or retrocession agreements entered into with an unauthorized insurer both require prior filing with and approval by the Arizona Department of Insurance. Except as stated in the preceding sentence, no other approval to retrocede any annuity contracts we own to another reinsurer to liquidate our funds withheld at interest subject to restrictions is required from the Arizona Department of Insurance. We have yet to enter into any agreements to retrocede any contracts, and we do not anticipate that we will enter into any such agreements in the foreseeable future.

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. We also earn investment income from our available for sale securities which we own and manage ourselves. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the six months ended June 30, 2005 ranged from 3.03% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

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

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        2005            2004
                                                        ----            ----

Approximate weighted average investment balance ...  $8,850,000      $10,470,000
Approximate weighted average return earned ........  4.11%           4.81%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At June 30, 2005 and December 31, 2004, the ceded portion of the contracts we reinsure was $7,279,218 and $7,604,240, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the six months ended June 30, 2005 and 2004, the credited interest rates on these contracts ranged from 3.03% to 6.08% and from 3.00% to 6.70%, respectively. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

         Our total revenues for the six months ended June 30, 2005 decreased approximately $49,900, or approximately 20%, from the comparable period in fiscal 2004. Included in these results was a decrease of approximately $66,000, or approximately 27%, in revenues from investment income and an increase of approximately $16,000, or approximately 948%, in revenues from realized investment gains. As described elsewhere herein, based upon our current business model we do not foresee a significant increase in our revenues for fiscal 2005.

         Our total expenses for the six months ended June 30, 2005 decreased $57,685, or approximately 20%, from the comparable period in fiscal 2004. Included in this decrease is a decrease of approximately 16% in interest paid to our contract holders which reflects a reduction in the crediting rate to our contract holders and a reduction continuing in the gross number of annuity contracts which we reinsured during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, decreased $26,796, or approximately 24%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily as a result of the continuing effect of austerity measures begun in fiscal 2004. We expect that general insurance expenses will remain relatively constant during fiscal 2005.

         Other income (expense) represents interest paid on a $500,000 principal amount short term loan made to us by our principal shareholder as well as interest due on the line of credit. The funds from the short-term loan were used to provide the initial capital and surplus in Arizona in connection with the redomestication of our subsidiary's insurance license in fiscal 2004. As described elsewhere herein, the principal amount and accrued interest due under this short-term note was repaid during the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities for the six months ended June 30, 2005 was $11,053 as compared to net cash used by operating activities of $49,821 for the six months ended June 30, 2004. This change was primarily attributable to:

         *  a decrease in our net loss of $77,318,

         *  a decrease in depreciation and amortization of $41,065,

         *  a decrease in deferred taxes of $11,000,

         *  an increase of $13,163 in realized gains on investment securities,

         *  a decrease of $3,116 in realized losses on investment securities,

         * a decrease of $238,454 in funds withheld at interest together with an decrease of $264,773 in contract holder funds, both as a result of early surrenders of policy holders and terminations upon the death of policy holders,

         *  a decrease in accrued investment income of $35,652, and

         *  a decrease of $32,177 in accounts payable and accrued expenses.

         Net cash provided by investing activities was $2,090,840for the six months ended June 30, 2005 as compared to net cash provided by investing activities of $309 for the comparable period in fiscal 2004. This increase is primarily attributable to proceeds in the amount of $2,276,497 from the sale of investments, offset by a decrease of $488,628 in purchase of investment securities. During the second quarter of fiscal 2005 the Company sold bonds it had held which then represented excess capital and surplus available to the Company following the redomestication of this insurance company subsidiary from Tennessee to Arizona at the end of fiscal 2004. As described in Part II- Item 5. Other Information, subsequent to June 30, 2005 the Company used a portion of these proceeds to redeem shares of its preferred stock.

         Net cash used by financing activities was $668,477 for the six months ended June 30, 2005 as compared to net cash provided by financing activities of $543,500 for the six months ended June 30, 2004. This change is primarily attributable to the repayment of a $500,000 short term loan made to the Company by its principal shareholder, as well as the payment of amounts due under its line of credit.

         At June 30, 2005 we had cash of $1,913,160. We face certain uncertainties which may have an adverse impact on our liquidity in future periods, including:

         o The annuity contracts which have been ceded to us generally guarantee a minimum annual interest rate of 3.0% which we pay to the contract holders. If the amount of revenues we generate from investment income is not sufficient to pay the interest to the contract holders, we will be required to use our cash and cash equivalents, including our capital and surplus, to make up any shortfall in the guaranteed yield to the contract holder,

         o If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, our investment income will be adversely affected,

         o During periods of rising interest rates, we may be unable to take full advantage of the spread between earnings on our investments and costs associated with annuity contracts because our contract holders may elect to terminate the existing contracts and obtain replacement contracts with higher guaranteed yield contracts, and

         o While our funds withheld at interest subject to restrictions are held in long-term investments with maturities layered to anticipate the surrender of the corresponding annuity policies, during periods of rising interest rates when contract holders may elect to terminate the existing contacts and obtain replacement contracts with higher guaranteed yields we may not have sufficient liquidity in these investments and would be required to utilize a portion of our capital and surplus to fund these early surrenders.

         We believe, however, that the specific risk of funds withheld being insufficient to cover surrendered policies is minimal in that the conditions of the annuity contracts provide for surrender charges in an amount sufficient to cover the deferred policy acquisition costs incurred in connection with the ceded risk. We have incurred cumulative losses through June 30, 2005 and at June 30, 2005, we have an accumulated deficit of $(2,072,109) which includes a cumulative non-cash interest expense of $1,250,000 as a result of the issuance of the shares of Series A Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. See
Part II Item 5 for the subsequent cash outlay in redemption of our temporary equity on July 5, 2005. It is likely that we will continue to incur losses during the future.

         We do not have any present commitments for capital expenditures. Dr. Bishop, our principal shareholder, has historically advanced us funds from time to time for operating expenses. Dr. Bishop has provided us with a $250,000 working capital line, of which $18,500 was outstanding at June 30, 2005. We believe that available borrowings under this credit line will be sufficient to fund any working capital deficits we may incur for the next 12 months based upon our current level of operations. However, if we wish to expand our operations, we will need additional working capital beyond the commitment from our principal shareholder. We cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Dr. Archer W. Bishop, Jr., a member of our Board of Directors, was the owner of 250,000 shares of our Series A Convertible Preferred Stock (the "Series A Preferred Shares"), which represented all of the issued and outstanding shares of this class of our equity securities. The designations, rights and preferences of the Series A Preferred Shares provided that such shares were redeemable with the prior express written consent of the holders of a majority of the voting power of all then outstanding shares of such Series A Preferred Stock. In July 2005, with Dr. Bishop's consent, we redeemed such shares at the rate of $5.00 per share, being the value assigned on our financial statements at the time of issuance, and we paid Dr. Bishop an aggregate of $1,250,000 for such redemption. The Series A Preferred Shares so redeemed were subsequently cancelled and returned to the status of authorized but undesignated shares of our blank check preferred stock.

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

Dated: August 22, 2005