Form 10QSB
period 2005-09-30
AMERICAN LIFE HOLDING CO INC
filed 2005-11-21
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of November 18, 2005.

                       AMERICAN LIFE HOLDING COMPANY, INC.

               Form 10-QSB for the period ended September 30, 2005

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

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at September 30, 2005 (unaudited)
and December 31, 2004..........................................................1

Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited)..................................2

Consolidated Statements of Changes in Stockholders'
Equity at September 30, 2005 (unaudited)  .....................................3

Consolidated Statements of Cash Flows for the
nine months ended September 30, 2005 and 2004(unaudited).......................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2.  Management's Discussion and Analysis or Plan of Operation.............8

Item 3.  Controls and Procedures..............................................12

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........12

Item 3.  Defaults Upon Senior Securities......................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits.............................................................12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
              September 30, 2005 (Unaudited) and December 31, 2004


                                                        2005           2004
                                                    ------------   ------------
ASSETS
Cash and investments:
  Cash ...........................................  $    603,869   $    501,850
  Available-for-sale securities, at market
    (Amortized cost - $0 and $2,159,040) .........             -      2,144,243
                                                    ------------   ------------
                                                         603,869      2,646,093

Accrued investment income ........................             -         33,369
Funds withheld at interest subject to restrictions     7,212,221      7,604,240
Property and equipment, net ......................             -            487
Unamortized policy acquisition costs .............       525,620        530,488
Deferred taxes ...................................             -              -
                                                    ------------   ------------
                                                       8,341,710   $ 10,814,677
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ..........................  $  7,506,738   $  7,907,559
Notes payable ....................................             -        686,977
Accounts payable and accrued expenses ............         6,564         28,607
                                                    ------------   ------------
      Total Liabilities ..........................     7,513,302      8,623,143

TEMPORARY EQUITY
Preferred stock, $0.10 stated value;
  authorized 5,000,000 shares,
  -0- and 250,000 issued and outstanding .........             -      1,250,000

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
  100,000,000 shares authorized;
  issued and outstanding, 391,449 shares .........           392            392
Additional paid-in capital .......................     2,937,809      2,937,809
Accumulated deficit ..............................    (2,109,793)    (2,035,123)
Accumulated other comprehensive income (loss) ....             -         38,456
                                                    ------------   ------------
                                                         828,408        941,534
                                                    ------------   ------------

                                                    $  8,341,710   $ 10,814,677
                                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 AMERICAN LIFE HOLDING COMPANY, INC.
                                           AND SUBSIDIARY
                                Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 2005 and 2004 (Both Unaudited)

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                  2005          2004          2005          2004
                                               ---------     ---------     ---------     ---------
Revenues
  Investment income ........................   $  86,205     $ 127,750     $ 267,016     $ 374,733
  Realized investment gains (losses) .......           0         2,623        17,967         4,311
                                               ---------     ---------     ---------     ---------
                                                  86,205       130,373       284,983       379,044
Expenses
  Interest to contractholders ..............      51,038        58,954       194,899       230,434
  General insurance expenses ...............      72,454        80,432       156,223       190,997
  Taxes, licenses and other ................         303         1,560           818         5,345
                                               ---------     ---------     ---------     ---------
                                                 123,795       140,946       351,940       426,776

Other income (expense)
  Interest .................................         (94)      (23,637)       (7,713)      (89,782)
                                               ---------     ---------     ---------     ---------
      Net income (loss) before income taxes      (37,684)      (34,210)      (74,670)     (137,514)

Income tax benefit (expense) ...............           -             0             -       (11,000)
                                               ---------     ---------     ---------     ---------
      Net Income (loss) ....................   $ (37,684)    $ (34,210)    $ (74,670)    $(148,514)
                                               =========     =========     =========     =========

Basic earnings (loss) per share ............   $   (0.10)    $   (0.09)    $   (0.19)    $   (0.38)
                                               =========     =========     =========     =========

Diluted earnings (loss) per share ..........   $      na     $      na     $      na     $      na
                                               =========     =========     =========     =========

Weighted average shares outstanding ........     391,449       391,449       391,449       391,449
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

                                                  2

                                 AMERICAN LIFE HOLDING COMPANY, INC.
                                           AND SUBSIDIARY
                     Consolidated Statements of Changes in Stockholders' Equity
                      For the Nine Months Ended September 30, 2005 (Unaudited)

                                                                           Accumulated
                                               Additional                     Other
                              Common Stock      Paid-in     Accumulated   Comprehensive
                            Shares    Amount    Capital       Deficit     Income (Loss)     Total
                            -------   ------   ----------   -----------   -------------   --------
Balance January 1, 2005 ..  391,449    $392    $2,937,809   $(2,035,123)    $ 38,456      $941,534

  Net loss ...............                                      (74,670)                   (74,670)

Unrealized loss on
 available-for-sale
 securities ..............                                                   (38,456)      (38,456)

(Total Comprehensive Loss
 $113,126)
                            -------    ----    ----------   -----------     --------      --------
Balance September 30, 2005  391,449    $392    $2,937,809   $(2,109,793)    $      -      $828,408
                            =======    ====    ==========   ===========     ========      ========

                           The accompanying notes are an integral part of
                              these consolidated financial statements.

                                                  3

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2005 and 2004 (Both Unaudited)

                                                          2005          2004
                                                      -----------   -----------
OPERATING ACTIVITIES:
  Net income (loss) ................................  $   (74,670)  $  (148,514)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation and amortization ..................       41,005       110,325
    Deferred taxes .................................            -        11,000
    Realized gains on investment securities ........      (17,967)       (7,759)
    Realized losses on investment securities .......            -         3,449
    (Increase) decrease in:
      Funds withheld at interest ...................      392,019       638,390
      Accrued investment income ....................       33,369         8,550
    Increase (decrease) in:
      Contractholder funds .........................     (400,821)     (708,333)
      Accounts payable and accrued expenses ........      (22,043)        5,998
                                                      -----------   -----------
        Net Cash Provided by (Used in) Operating
         Activities ................................      (49,108)      (86,894)

INVESTING ACTIVITIES:
  Contract acquisition costs .......................       (9,012)      (10,497)
  Proceeds from the sale of investments ............    2,276,497       409,502
  Proceeds from maturities of investments ..........            -       424,813
  Purchase of investment securities ................     (179,381)   (1,300,051)
                                                      -----------   -----------

        Net Cash Provided by (Used in) Investing
         Activities ................................    2,088,104      (476,233)

FINANCING ACTIVITIES:
  Redemption of temporary equity ...................   (1,250,000)            -
  Proceeds (repayments) of stockholder note ........     (686,977)      564,500
                                                      -----------   -----------

        Net Cash Provided by Financing Activities ..   (1,936,977)      564,500
                                                      -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents ...      102,019         1,373

Cash and Cash Equivalents, Beginning of Period .....      501,850        21,072
                                                      -----------   -----------

Cash and Cash Equivalents, End of Period ...........  $   603,869   $    22,445
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2005 (UNAUDITED) AND 2004
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 3 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         Interest of $36,232 was paid during the nine months ended September 30, 2005. No income taxes were paid in any period presented.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2005 (UNAUDITED) AND 2004
________________________________________________________________________________

NOTE 4 - INVESTMENTS

         For the nine-month periods ended September 30, 2005 and 2004, major categories of investment income are summarized as follows:

                                                           2005        2004

         Fixed maturities ............................  $  33,114   $  71,319
         Interest bearing cash .......................      8,891         116
         Gross investment income credited by reinsured    231,356     310,874
                                                        ---------   ---------
                                                          273,361     382,309
         Investment expenses .........................     (6,345)     (7,576)
                                                        ---------   ---------
         Total .......................................  $ 267,016   $ 374,733
                                                        =========   =========

         In June of 2005, all debt instruments representing obligations of states and political subdivisions and corporate debt securities were sold. Proceeds from the sale of the investments amounted to $2,276,497 with a realized gain of $17,967.

         Included in cash on the Company's balance sheet at September 30, 2005 is $504,119 of funds invested in the Evergreen Institutional Treasury Money Market Fund, bearing interest at 3.3%. This balance represents funds held for the purpose of satisfying the Company's statutory reserves as required by the State of Arizona.

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

         The composition of these liabilities at September 30, 2005 is presented below:

                                        ANNUITIES           AMOUNT OF
         YEAR OF ISSUE                  IN FORCE        CONTRACT LIABILITY

              1997 ..............      $1,645,052           $1,644,852
              1998 ..............       3,431,063            3,428,336
              1999 ..............       2,164,556            2,160,928
              2000 ..............         260,084              260,058
              2001 ..............           5,983                5,714
                                       $7,506,738           $7,499,888

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2005 (UNAUDITED) AND 2004
________________________________________________________________________________

NOTE 6 - NOTES PAYABLE

         On February 16, 2005, the Company repaid its principal shareholder $518,640, including interest of $18,640 and principal of $500,000, which was borrowed in June, 2004 to facilitate the re-domestication of the Company's subsidiary, the American Life and Annuity Company, Inc.

         On May 4, 2005, the Company repaid its principal shareholder approximately $206,475, including interest of approximately $17,498 and principal outstanding on an open line of credit of $188,977.

         On July 5, 2005 the Company repaid its principal shareholder approximately $18,594 of principal and interest outstanding on an open line of credit.

         Prior to September 30, 2005, additional draws on the line of credit totaled $0.

NOTE 7 - TEMPORARY EQUITY

         In August 2002 the Company issued its Chairman and principal shareholder 250,000 shares of our Series A Convertible Preferred Stock which had a stated value of $0.10 per share. At the time of issuance, for purposes of the Company's financial statements the Company valued these shares at $5.00 per share, for a total of $1,250,000, which was reflected on the Company's balance sheet as temporary equity. Of this amount $250,000 was recorded as prepaid financing costs in fiscal 2002 and was amortized over a two year term. The remaining $1,000,000 was recorded as interest expense and taken as a one time non-cash charge in fiscal 2002. On July 5, 2005 the Company redeemed all 250,000 shares of its outstanding Series A Convertible Preferred Stock from its holder for $1,250,000. Upon this redemption the shares were cancelled and returned to the status of authorized but unissued shares of the Company's blank check preferred stock.

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

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. We also earn investment income from our available for sale securities which we own and manage ourselves. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the nine months ended September 30, 2005 ranged from 3.00% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

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

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2005            2004
                                                      ----            ----
Approximate weighted average investment balance    $8,347,367      $10,797,963
Approximate weighted average return earned         4.24%           5%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At September 30, 2005 and December 31, 2004, the ceded portion of the contracts we reinsure was $7,212,221 and $7,604,240, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the nine months ended September 30, 2005 and 2004, the credited interest rates on these contracts ranged from 3.00% to 6.08% and from 3.00% to 6.70%, respectively. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

         Our total revenues for the nine months ended September 30, 2005 decreased approximately $94,061, or approximately 25%, from the comparable period in fiscal 2004. Included in these results was a decrease of approximately $107,717, or approximately 29%, in revenues from investment income and an increase of approximately $13,656, or approximately 315%, in revenues from realized investment gains. As described elsewhere herein, based upon our current business model we do not foresee a significant increase in our revenues for fiscal 2005.

         Our total expenses for the nine months ended September 30, 2005 decreased $74,836, or approximately 18%, from the comparable period in fiscal 2004. Included in this decrease is a decrease of approximately 15% in interest paid to our contract holders which reflects a reduction in the crediting rate to our contract holders and a reduction continuing in the gross number of annuity contracts which we reinsured during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, decreased $34,774, or approximately 18%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily as a result of the continuing effect of austerity measures begun in fiscal 2004. We expect that general insurance expenses will remain relatively constant during fiscal 2005.

         Other income (expense) represents interest paid on a $500,000 principal amount short term loan made to us by our principal shareholder as well as interest due on the line of credit. The funds from the short-term loan were used to provide the initial capital and surplus in Arizona in connection with the redomestication of our subsidiary's insurance license in fiscal 2004. As described elsewhere herein, the principal amount and accrued interest due under this short-term note was repaid during the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities for the nine months ended September 30, 2005 was $(49,108) as compared to net cash used by operating activities of $(86,894) for the nine months ended September 30, 2004. This change was primarily attributable to:

         *  a decrease in our net loss of $73,844,

         *  a decrease in depreciation and amortization of $69,320,

         *  a decrease in deferred taxes of $11,000,

         *  an increase of realized gains on investment securities $10,208,

         *  a decrease of realized losses on investment securities $3,449,

         * a decrease of $246,371 in funds withheld at interest together with a decrease of $307,512 in contract holder funds, both as a result of early surrenders of policy holders and terminations upon the death of policy holders,

         *  an increase in accrued investment income of $24,819, and

         *  a decrease of $28,041 in accounts payable and accrued expenses.

         Net cash provided by investing activities was $2,088,104 for the nine months ended September 30, 2005 as compared to net cash used by investing activities of $(476,233) for the comparable period in fiscal 2004. This increase is primarily attributable to proceeds in the amount of $2,276,497 from the sale of investments, offset by a decrease of $1,120,670 in purchase of investment securities. During the second quarter of fiscal 2005 we sold bonds we had held which then represented excess capital and surplus available to us following the redomestication of our insurance company subsidiary from Tennessee to Arizona at the end of fiscal 2004. In the third quarter of fiscal 2005 we used a portion of these proceeds to redeem shares of our preferred stock.

         Net cash used by financing activities was $1,936,977 for the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $564,500 for the nine months ended September 30, 2004. This change is primarily attributable to the repayment of a $500,000 short term loan made to us by our principal shareholder, as well as the payment of amounts due under its line of credit and the redemption of our Series A Convertible Preferred Stock.

         At September 30, 2005 we had cash of $99,750 exclusive of capital and surplus on deposit for our insurance company subsidiary. We believe that our cash on hand coupled with funds available to us under the $250,000 line of credit extended by our principal shareholder is sufficient to fund our operating costs for the next 12 months. It is likely that we will continue to incur losses during the future. We do not have any present commitments for capital expenditures. In addition, we face certain uncertainties which may have an adverse impact on our liquidity in future periods, including:

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

         We believe, however, that the specific risk of funds withheld being insufficient to cover surrendered policies is minimal in that the conditions of the annuity contracts provide for surrender charges in an amount sufficient to cover the deferred policy acquisition costs incurred in connection with the ceded risk. We have incurred cumulative losses through September 30, 2005 and at September 30, 2005, we have an accumulated deficit of $2,109,793 which includes a cumulative non-cash interest expense of $1,250,000 which includes a one-time interest charge in fiscal 2002 of $1,000,000 and $250,000 of deferred financing costs which were amortized over a two year period related to the issuance of the shares of Series A Convertible Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line. ^

         The designations, rights and preferences of the Series A Convertible Preferred Shares provided that such shares were redeemable by our company with the prior express written consent of the holders of a majority of the voting power of all then outstanding shares of such Series A Convertible Preferred Stock. In July 2005, with holder's consent, we redeemed such shares at the rate of $5.00 per share, being the value assigned on our financial statements at the time of issuance, and we paid the holder an aggregate of $1,250,000 for such redemption. The Series A Preferred Shares so redeemed were subsequently cancelled and returned to the status of authorized but undesignated shares of our blank check preferred stock.

         We do not have sufficient working capital to purchase additional annuity policies or otherwise expand our operations. As a result, we may seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the perceived advantages our company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another. There are no guarantees that we will identify or consummate any such business combination or otherwise raise additional capital to expand our current business lines.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by issuing "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123(R), which requires us to adopt SFAS No. 123(R) no later than January 1, 2006. We have not completed our evaluation of the impact of the implementation of SFAS No. 123(R).

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

Dated: November 18, 2005