Form 10KSB
period 2005-12-31
AMERICAN LIFE HOLDING CO INC
filed 2006-04-03
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 000-50196

                       AMERICAN LIFE HOLDING COMPANY, INC.
                       -----------------------------------
                 (Name of small business issuer in its charter)

                    Florida                              52-2177342
         -------------------------------              ---------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

            4823 Old Kingston Pike, Suite 140
                   Knoxville, Tennessee                       37919
         ----------------------------------------           ---------
         (Address of principal executive offices)           (Zip Code)

Issuer's telephone number 865-588-3826
                          ------------

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

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained in this form, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year. $ 365,307 for the 12 months ended December 31, 2005.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $0 on March 30, 2006.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 30, 2006 391,449 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). None.

         Transitional Small Business Disclosure Form (check one): Yes___  No_X_

       CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

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

         When used in this annual report, the terms "American Life Holding," " we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, the American Life and Annuity Company, Inc., an Arizona corporation. When used in this annual report, the term "American Life" refers to our subsidiary.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

         When we acquired an annuity contract from the ceding company, the amount of the liability which appears on our financial statements equals the face amount of the annuity contract acquired. The corresponding asset is equal to the total of the amount of the invested funds held by the ceding company and the deferred acquisition cost paid to the ceding insurance company, which is typically 5% to 7% of the contract amount. For example, if we acquired a block of annuity contracts which represented $1,000,000 in the face amount of the contracts and we agreed to pay a 5% deferred acquisition cost, we would book a liability of $1,000,000, which would be reflected as contract holder deposits on our balance sheet, and a total of $1,000,000 of assets on our balance sheet. These assets would include $950,000 in funds withheld at interest subject to restrictions and $50,000 unamortized policy acquisition cost.

         Upon our acquisition of an annuity contract, we deferred a portion of the related acquisition costs by establishing a deferred acquisition cost asset on our balance sheet. This asset is amortized over the expected term of the acquired annuity contract based on certain assumptions related to the contract. To the extent surrender, withdrawal or recapture activity is greater than we assumed, we may incur a non-cash charge to write down the deferred acquisition costs asset, which may be partially offset by recapture of agents' commissions and/or surrender charges.

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

POTENTIAL CHANGE OF CONTROL OF OUR COMPANY

         Because we do not presently have sufficient working capital to purchase additional annuity policies or otherwise expand our operations, during fiscal 2005 our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We anticipate that such a transaction would result in a change of control of our company. Based upon initial indications, it appears that the continued operation of our American Life subsidiary hinders our ability to close such a business combination due to the regulatory requirements involving a change of control of our company unless the target company happens to operate in the insurance industry and is therefore familiar with the requirements.

         In February 2006 two members of our board of directors who collectively control approximately 70% of our outstanding common stock entered into a non-binding agreement to sell their shares in our company to a third party. If consummated, this transaction would result in a change of control of our company and, as American Life is a wholly-owned subsidiary of our company, an ultimate change of control of that company. This third party is willing to undertake the search to identify and close a business combination with an operating entity. Based upon the professional background of affiliates of the potential purchaser, our management believes that this new management may have greater resources available to it which will enhance our ability to close a business combination with an operating entity.

         Because of this potential change of control of our American Life subsidiary, the insurance laws of the State of Arizona where our American Life subsidiary is domiciled require the potential purchaser of our shares to submit an application seeking approval of the change of control. The application must be approved prior to the actual change of control of our company occurring. Notwithstanding that no binding agreement has been entered into as of the date of this annual report, the third party is in the process of submitting the necessary documentation to Arizona to gain approval of the change of control.

         If the State of Arizona approves the application, it is presently anticipated that the private transaction between Drs. Bishop and Bell and the third party will close as soon as practicable thereafter. It is our understanding that the approval process generally takes between 30 and 60 days from the time the initial application is submitted. While we presently do not know if Arizona will approve the third party's application, we have no reason to believe such application will not be approved and the private transaction between two of our Board members and the third party will close during the second quarter of fiscal 2006. If, however, the State of Arizona does not approve the application the proposed transaction will not close and our current management will continue its efforts to diversify our operations.

         If the change of control is approved, the third party has advised our management that it intends to divest our company of the American Life subsidiary, either through a sale of the company or a run off of the remaining assets, and then seek to enter into a business combination with an operating company. The third party has advised it is not a party to any agreement with a potential target and there are no assurances that it will be successful in closing such a transaction.

         Until we either enter into a business combination with an operating entity or otherwise divest ourselves of our American Life subsidiary, our operations will continue as they have been historically conducted. We cannot assure you that the private transaction between Drs. Bishop and Bell and the third party will close, or if closed, that the third party will divest our company of the American Life subsidiary or enter into a business combination with an operating company.

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

         The reinsurance industry's overall profitability has historically been subject to cyclically, principally due to the insurance industry's underwriting cycle, overall economic conditions, investment returns, industry capital levels and insured catastrophic events. The reinsurance industry, both domestically and globally, has recently experienced consolidation, as reinsurors seek to expand their markets, obtain critical mass in certain markets and further diversify their risks. In addition, there has been a shift in recent years in primary insurors, reinsurance purchases toward better capitalized and more creditworthy reinsurors.

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

REINSURANCE TREATIES

         We are a party to reinsurance treaties, or contracts, with Allianz Life, the North American representative of one of the 10 largest insurance organizations in the world, and Hannover Life Reassurance Company of America. Under these agreements, the reinsured ceded to us 15% of its liability under certain annuity policies, not to exceed the State of Arizona's statutory limit based upon our then available capital and surplus. The reinsurance is facilitated through a funds withheld co-insurance agreement wherein Allianz Life or Hannover Life (depending upon where we acquired the policies) withholds the portion of the annuity funds which are to be reinsured by us and invests them in fixed-rate investments on our behalf. While these funds are maintained and invested by Allianz Life or Hannover Life, they are our assets. These funds are invested in fixed-rate products such as investment grade corporate and government bonds which will guarantee a return to us which exceed the interest rate payable on the underlying fixed-rate annuity contract. For the years ended December 31, 2005 and 2004, we earned $304,450 and $368,080 (approximate yields of 4.8% and 4.7% before ceding allowances), respectively, on the funds withheld under our coinsurance agreements. Amounts credited to contract holders totaled $287,650 and $335,170 for 2005 and 2004, with an average crediting rate to contract holders of 3.7% and 4.0%, respectively. Individual crediting rates ranged from 4.0% and 4.9% for fiscal 2004.

         As indicated previously, these reinsurance treaties are made on a "funds withheld coinsurance basis." Under this approach, the appropriate share of premiums on each annuity is invested by Allianz Life or Hannover Life on our behalf in investment grade fixed-income securities. This portion of the premiums is held in an account on our behalf and Allianz Life or Hannover Life actually establishes a liability on its books for the amounts of investments owned by us and the balance in our funds withheld account is adjusted by the reinsured on a monthly basis. The monthly adjustment is computed by deducting the total amount of the statutory reserves on the last day of the preceding month on the portions of the policies subject to the reinsurance agreement from the total amount of the statutory reserves on the last day of the current month on the portions of the policies reinsured thereunder. The reinsured also credits investment income to us monthly on that portion of the investments subject to the agreement. We carry the portion of the securities held on our behalf by Allianz Life or Hannover Life as an asset on our financial books and records.

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

COMPETITION

         There are virtually no barriers to entry to the reinsurance industry and competitors may be domestic or foreign, licensed or unlicensed. We compete with a number of other reinsurance companies, including:

         o  Vesta Insurance Group,
         o  Americo Life Group,
         o  Central United Group,
         o  Independence Holding Group,
         o  London Life Reinsurance Company,
         o  Standard Management Group,
         o  Swiss Reinsurance Group, and
         o  NGL Insurance Group.

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

GOVERNMENT REGULATION

         Our American Life subsidiary is subject to regulations of the State of Arizona, the jurisdiction in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. None of these requirements apply to American Life Holding. As set forth below, the minimum capital requirements in the

State of Arizona are $500,000,in capital and surplus and at December 31, 2005 American Life's capital and surplus met the minimum amounts in the aggregate. Under the insurance laws of the State of Arizona, our American Life subsidiary cannot pay dividends nor make distributions without the prior approval of the Arizona Insurance Department. Intercompany transactions between American Life and American Life Holding are subject to the following standards:

         o  the terms must be fair and reasonable;
         o  charges or fees for services performed must be reasonable;
         o expenses incurred and payments received which are allocated to American Life must be in conformity with customary insurance practices that are consistently applied;
         o the books, accounts and records of each party to all transactions must be maintained so as to clearly and accurately disclose the nature and details of the transactions, including any accounting information that is necessary to support the reasonableness of the related charges or fees; and
         o American Life's surplus as regards to policyholders following any dividends or distributions to shareholder affiliates must be reasonable in relation to its outstanding liabilities and adequate to its financial needs.

         In addition, in the event American Life should wish to enter into certain intercompany transactions described below, it must notify the Arizona Department of Insurance at least 30 days prior to the expected date of the transaction(s) and unless the State Insurance Director does not disapprove of such transaction(s) within this 30 day period, it is then free to consummate such transaction(s). The types of intercompany transactions which fall into this notification process include:

         o sales, purchases, exchanges, loans, extensions of credit, guarantees or investments if such transactions equal or exceed 3% of American Life's admitted assets as of December 31 of the previous calendar year;
         o loans or extensions of credit to any person who is not an affiliate if American Life makes the loan or extensions of credit with the understanding that the proceeds of the transactions will be used to make loans or extensions of credit to purchase assets of, or to make investments in, any affiliate of American Life making such loans or extensions of credit if such transactions equal or exceeds 3% of American Life's admitted assets as of December 31 of the previous calendar year;
         o reinsurance agreements or modifications to reinsurance agreements in which the reinsurance premium or a change in American Life's liabilities equals or exceeds 5% of its surplus as of December 31 of the previous calendar year, including those agreements that may require as consideration the transfer of assets from American Life to a nonaffiliate if an understanding exists between American Life and the nonaffiliate that any portion of the assets will be transferred to one or more affiliates of American Life;
         o management agreements, service contracts and cost- sharing arrangements;
         o any material transaction which is specified by rule and that the State Insurance Director determines may adversely affect the interests of American Life's policyholders.

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

         Our American Life subsidiary was originally licensed by the State of Tennessee. On August 5, 2004, our American Life subsidiary was issued a certificate of authority to do business from the State of Arizona Department of Insurance in connection with its application for redomestication from the State of Tennessee to the State of Arizona. The applicable regulations of the State of Arizona required American Life to maintain approximately $500,000 in capital and surplus to conduct its operations as they are presently conducted, as opposed to the approximate $2,000,000 in capital and surplus it was required to maintain by the State of Tennessee. Upon completion of the redomestication process, as discussed later in this report we utilized approximately $1,250,000 of the excess capital and surplus to redeem the outstanding shares of our Series A Convertible Preferred Stock.

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

         Additionally, American Life is subject to periodic examination by the insurance department of the State of Arizona in which it is licensed. The most recent examination of American Life was by the Tennessee Department of Insurance when American Life was licensed by the State of Tennessee, which was completed for the year ended December 31, 2001. The report on this examination contained no material adverse findings. American Life has not yet been subject to a periodic examination by the State of Arizona.

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

CAPITAL REQUIREMENTS

         American Life is required by the State of Arizona to maintain minimum capital and surplus of $500,000. Its statutory capital and surplus at December 31, 2005 was $501,198. In addition, valuation reserves are imposed by Arizona state statutes which have restrictions on retained earnings. Restrictions on retained earnings under these valuation reserves were approximately $17,788 at December 31, 2005.

         Under the laws of the State of Arizona, the types of instruments in which American Life may invest its capital and surplus are limited to government securities, bonds and certain equity securities. At December 31, 2005 its capital and surplus are invested in an Evergreen Institutional Treasury Money Market Fund.

EMPLOYEES

         As of March 30, 2006, we had one employee, Ms. Pfleger, our President and the president of our American Life subsidiary. Ms. Pfleger is involved in other full-time business activities and devotes her time and attention to our business on a part-time basis as needed.

OUR HISTORY

         We were formed in Florida in May 1998 originally under the name B&B Capital Group, Inc. In June 2002 the shareholders of American Life exchanged a total of 319,799 shares of common stock, which was 100% of the issued and outstanding shares of American Life common stock, for 319,799 shares of our common stock. Following the share exchange, in July 2002 we changed our name to American Life Holding Company, Inc.

         American Life, which is now a wholly-owned subsidiary, was initially established as a Tennessee corporation in 1992. Between its founding and November 1997, American Life's activities were limited to pre-operating matters such as obtaining capital and the appropriate licenses from the State of Tennessee to conduct its proposed business activities. In November 1997, it was issued a Certificate of Authority by the Tennessee Department of Commerce and Insurance allowing it to accept life, health and annuity insurance risks on either a primary or reinsurance basis. On August 5, 2004, American Life redomesticated its license to the State of Arizona. The State of Tennessee surrendered its Certificate of Authority over to American Life, effective December 31, 2004. American Life's activities are currently focused on the reinsurance of fixed rate annuity insurance products.

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

WE HAVE REPORTED LIMITED REVENUES TO DATE AND WE REPORTED A NET LOSS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004. THERE ARE NO ASSURANCES THAT WE WILL BE PROFITABLE IN FUTURE QUARTERS OR BE ABLE TO INCREASE OUR REVENUES IN FUTURE PERIODS.

         We reported revenues of $365,307 and $463,087 for the fiscal years ended December 31, 2005 and 2004, respectively. We reported net losses of $109,184 and $353,648 for the years ended December 31, 2005 and 2004. While our revenues for fiscal 2005 decreased approximately 21% from fiscal 2004, our net loss decreased approximately 69% from fiscal 2004 to fiscal 2005. Our liquidity will continue to be diminished in the event of a continuing decline in our revenues as well continuing net losses in future periods. At December 31, 2005 we had approximately $674,902 in cash, which includes approximately $500,000 of capital and surplus of our American Life subsidiary which is not available to us for our operating expenses. Other than the line of credit which has been extended to us by Dr. Bishop, our Chairman and principal shareholder, we currently have no outside sources of liquidity. At December 31, 2005, $100,000 had been advanced to us under this line of credit and remains outstanding. We believe that this line of credit is sufficient to provide working capital to us based upon our present level of operations.

         As a result of our current level of operations, our ability to generate increased revenues in fiscal 2006 is unlikely and without this growth in revenues we will not be able to generate a positive cash flow or otherwise become profitable. While we believe we have sufficient working capital available to us to sustain our current level of operations, should our revenues significantly decline in fiscal 2006 we may be unable to pay our operating expenses which could force us to significantly curtail or cease our operations.

WE FACE A VARIETY OF RISKS RELATED TO FLUCTUATING INTEREST RATES, INCLUDING NOT EARNING SUFFICIENT INVESTMENT INCOME, THE MAJORITY OF WHICH ARE BEYOND OUR CONTROL. IF INTEREST RATES DECLINE, OUR CAPITAL AND SURPLUS COULD ALSO DECLINE. IF INTEREST RATES CONTINUE TO RISE, OUR CONTRACT HOLDERS MAY TERMINATE THEIR CONTRACTS. IN EITHER EVENT, WE WOULD BE REQUIRED TO REDUCE THE AMOUNT OF ANNUITY CONTRACTS WE REINSURE WHICH WILL ALSO REDUCE OUR REVENUES AND POTENTIALLY RESULT IN INCREASED OPERATING LOSSES.

         Our total revenues include revenues from investment income. Significant changes in interest rates exposes us to the risk of not earning income or experiencing losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts. Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. During periods of rising interest rates, we may be unable to take full advantage of the spread between earnings on our investments and costs associated with annuity contracts because our contract holders may elect to terminate the existing contracts and obtain replacement contracts with higher guaranteed yield contracts. Therefore, we may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts. The annuity contracts which have been ceded to us generally guarantee a minimum annual interest rate of 3.0% which we pay to the contract holders. If the amount of revenues we generate from investment income, which includes the funds withheld by the ceding companies that are included in their investment portfolios which are generally invested in high grade corporate bonds and government securities, are not sufficient to pay the interest to the contract holders our revenues would be adversely affected, our liquidity will suffer and we would be required to use a portion of our surplus to pay whatever deficiency existed in the amount payable to the contract holder. In addition, if we were unable to generate sufficient revenues to pay the interest to our contract holders, we would be required to use a portion of our capital and surplus to pay this interest. Depending upon the amounts necessary, which we are unable to predict at this time given the hypothetical nature of this assumption, we may not have sufficient capital and surplus to continue the amount of annuity contracts we presently reinsure. In that event, our future revenues would decline, we could suffer operating losses and the future viability of our company would be at risk.

WE DO NOT MAINTAIN CONTROL OF THE INVESTED ASSETS UNDERLYING OUR ANNUITY CONTRACTS. POOR MANAGEMENT OF THE INVESTED ASSETS BY THE CEDING COMPANIES WILL RESULT IN OPERATING LOSSES FOR US IN FUTURE PERIODS AND THESE ASSETS COULD BE AT RISK IN THE EVENT OF THE INSOLVENCY OF THE CEDING COMPANY.

         We have entered into reinsurance agreements with two companies in which the ceding insurance company retains the assets supporting the ceded annuity contracts and manages them for our account. As of December 31, 2005 $7,269,588 of assets were held by ceding companies and are reflected on our balance sheet as funds withheld at interest subject to restrictions. Although the ceding companies must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, because revenues from these investments represents a significant portion of our total revenues, it is likely that we would report losses from operations in future periods. In addition, these assets are not segregated from the ceding companies' other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurers. Any inability on our part to recover all of these assets would likewise result in our insolvency, in which event we would be required to cease operations.

WE WILL NEED ADDITIONAL CAPITAL TO INCREASE OUR REVENUES WHICH WE MAY NOT BE ABLE TO OBTAIN.

         We do not have sufficient capital to purchase additional annuity contract or otherwise increase our revenues. We will need additional capital to expand our current business; however, we are not currently seeking additional capital and our present management has no present plans to do so.

         As an alternative, we are seeking to expand our operations into other areas through a business combination with an operating company which could increase our revenues. As discussed elsewhere herein, there is a pending transaction in which our principal shareholders will sell their shares in our company to an entity which will then seek to identify a target and close such a business combination. In order to undertake this strategy, assuming the change of control transaction is closed, of which there are no assurances, it is likely that our new management will seek to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms, if at all. If we are unable to obtain sufficient financing if and when needed, it is unlikely that we will be able to increase our revenues. If we are unable to increase our revenues, it is unlikely that we will ever attain any consistent level of profitability or otherwise grow our business.

THERE IS A PENDING CHANGE OF CONTROL OF OUR COMPANY WHICH, IF CLOSED, WILL RESULT IN NEW MANAGEMENT. OUR SHAREHOLDERS HAVE NO APPROVAL RIGHTS OVER THE TERMS OF THE TRANSACTION OR THE INDIVIDUALS WHO WILL BE APPOINTED OUR NEW OFFICERS AND DIRECTORS.

         As discussed earlier in this annual report, a change of control transaction is currently pending which, if closed, will also result in a change of our Board of Directors. The transaction is in the early stages and the approval of the Arizona Department of Insurance is required before the transaction can close. We cannot predict at this time when the proposed change of control will occur, or even if the transaction will close. Our company is not a party to this pending transaction and our shareholders will have no voting rights related to the change of control. In addition, should the transaction close and the change of control occur, our shareholders are not entitled to any dissenters rights. If the transaction closes, the new controlling shareholder will appoint board members of its selection who in turn will appoint new officers. Accordingly, the change of control and appointment of officers can occur without the need for the approval of our shareholders.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR COMMON SHAREHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporation Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested directors. In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which no shares are currently issued and outstanding. Our board of directors may, without shareholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

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

         Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently operate without charge out of space located at 4823 Old Kingston Pike, Suite 140, Knoxville, Tennessee, donated by Dr. Bishop, our Chairman and principal shareholder. This office space is sufficient for our foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against us, and none of our officers or directors is a party to any legal proceeding in which he has an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 2003, our common stock has been quoted on the OTCBB under the symbol ALFE. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter- dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                    High             Low
Fiscal 2005

January 1, 2005 through March 31, 2005              $0                $0
April 1, 2005 through June 30, 2005                 $0                $0
July 1, 2005 through September 30, 2005             $0                $0
October 1, 2005 through December 31, 2005           $0                $0

Fiscal 2004

January 1, 2004 through March 31, 2004              $0                $0
April 1, 2004 through June 30, 2004                 $0                $0
July 1, 2004 through September 30, 2004             $0                $0
October 1, 2004 through December 31, 2004           $0                $0

         On March 30, 2006, the last sale price of our common stock as reported on the OTCBB was $0. As of March 30, 2006, there were approximately 53 record owners of our common stock.

         DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. Payment of dividends and distributions is subject to certain restrictions under the Florida Business Corporation Act, including the requirement that after making any distribution we must be able to meet our debts as they become due in the usual course of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES

         None.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
                                                                                            Number of Securities
                                                                                          Remaining Available for
                                Number of Securities to         Weighted-average           Future Issuance Under
                                Be Issued Upon Exercise        Exercise Price of          Equity Compensation Plan
                                of Outstanding Options,       Outstanding Options,         (excluding securities
                                Warrants and Rights (a)      Warrants and Rights(b)      reflected in column a)(c)
                                -----------------------      ----------------------      -------------------------
Equity Compensation Plans
Approved by Security Holders

2002 Stock Option Plan .........        11,000                       $10.00                       1,989,000

Equity Compensation Plans ......        44,000                       $10.00                               0
Not Approved by Security
Holders (1)
                                        ------                       ------                       ---------
Total ..........................        55,000                                                    1,989,000
                                        ======                       ======                       =========

(1) Represents warrants to purchase an aggregate of 44,500 shares of our common stock to two individuals, including a former member of our management. Each of these warrants is exercisable in perpetuity and includes certain anti-dilution protection in the event of stock split and recapitalizations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our operations are conducted through our subsidiary, American Life, and are limited to the reinsurance of annuity contracts which we obtained from larger insurance companies through reinsurance agreements. As is customary in the industry and because of our small size, the insurance companies that cede to us our share of the annuity contracts retained our pro-rata portion of the net proceeds from the sales of the annuities. We include our share of the retained proceeds in our balance sheet under the caption "Funds withheld at interest subject to restrictions." We customarily refer to these amounts as "funds withheld" and our reinsurance agreements are customarily referred to as "coinsurance agreements on a funds withheld basis." As is commonplace in the industry, the ceding company retains the management and custody of the assets on our behalf, which in our case are comprised principally of government securities and high grade corporate bonds. This is advantageous to us in that the larger ceding companies have the ability to buy large blocks of qualified securities and manage them at more cost effective levels than we currently can because of our small size. The balance of the funds held represents the statutory reserves portion. The funds withheld are liquidated in the normal course of business to pay claims and maturities on the annuities.

         We can also liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsurers, a process known in the insurance industry as retroceding. No approval to retrocede any annuity contracts we own to another reinsurer to liquidate our funds withheld at interest subject to restrictions is required if the amount of the contracts does not exceed 5% of our total assets. If we should wish to retrocede any of our contracts to another reinsurer to liquidate our funds withheld at interest subject to restrictions in an amount which exceeds this 5% limitation, we must first obtain regulatory approval from the State of Arizona. To institute this approval process, we would be required to file a prescribed form with the Insurance Commissioner's office describing the transaction and including the name of the reinsurer. The Insurance Commissioner's office has access to the financial information of licensed insurance companies throughout the United States through the NAIC system which acts to facilitate the transfer request. By statute, the Insurance Commissioner's office must approve or deny the transaction within 30 days. Although we have yet to enter into any agreements to retrocede any contracts, we have been orally advised by the Insurance Commissioner's office that the approval process in State of Arizona for these types transactions are currently significantly less than the statutory 30 day maximum.

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the fiscal year ended December 31, 2005 ranged from 3.2% to 6.7%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

RESULTS OF OPERATIONS

         During fiscal 2005 and fiscal 2004 our total revenues include revenues from investment income and realized investment gains or losses, which includes gains or losses from the trading of available for sale securities. Investment income includes our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts, and available for sale securities. The following table sets forth the approximate weighted average investment balance and approximate weighted average return earned for the periods specified:

                                                           Fiscal Year Ended
                                                              December 31,
                                                     ---------------------------
                                                        2005             2004

Approximate weighted average investment balance      $7,681,677       $9,967,040
Approximate weighted average return earned              4.76%            4.72%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At December 31, 2005 and 2004, the ceded portion of the contracts we reinsure was $7,571,910 and $7,907,559, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the years ended December 31, 2005 and 2004, the credited interest rates on these contracts ranged from 3.2% to 6.7% and from 3.03% to 5.05%, respectively. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

         FISCAL YEAR ENDED DECEMBER 31, 2005 ("FISCAL 2005") AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2004 ("FISCAL 2004")

                                                                                 Increase/         Increase/
                                            Fiscal             Fiscal           (Decrease)         (Decrease)
                                             2005               2004          $ 2005 vs 2004     % 2005 vs 2004
                                          ---------          ---------        --------------     --------------
Revenues ........................           365,307          $ 463,087          $ (97,780)          (21.1%)
Expenses:
   Interest to contract holders .           287,650            335,170            (47,520)          (14.2)%
   General insurance expenses ...           177,602            247,303            (69,701)          (28.2)%
   Taxes, licenses and other ....               818              5,345             (4,527)          (84.7)%
                                          ---------          ---------          ---------           -------
Total expenses ..................           466,070            587,818           (121,748)          (20.7)%


Other Income (Expense)
   Interest expense .............            (8,422)          (106,187)           (97,765)          (92.1)%

Income (loss) before income taxes          (109,184)          (230,918)          (121,734)          (57.1)%
Income tax benefit (expense) ....                 -           (122,730)                NM               NM
                                          ---------          ---------          ---------           -------
Net Income (Loss) ...............         $(109,184)         $(353,648)         $(244,464)          (69.1)%

NM = not meaningful

         Our total revenues for fiscal 2005 decreased approximately $98,000, or approximately 21%, from fiscal 2004. Included in these results was a decrease of approximately $113,000, or approximately 25%, in revenues from investment income, and an increase of approximately $15,000, or approximately 516%, in revenues from realized investment gains. This reduction in revenues of approximately $98,000 is primarily attributable to a reduction in gross investment income credited by the reinsured as well as a reduction of bond income. As described elsewhere herein, based upon our current business model we do not foresee a significant increase in our revenues for fiscal 2006.

         Our total expenses for fiscal 2005 decreased approximately $122,000, or approximately 21%, from fiscal 2004. Included in this decrease is a decrease of approximately 14% in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during fiscal 2005 from fiscal 2004 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, decreased approximately $70,000, or approximately 28%, for fiscal 2005 as compared to fiscal 2004 primarily as a result of a decrease of professional fees. We expect that general insurance expenses will remain relatively constant during fiscal 2006.

         Other income (expense) represents interest paid on a $500,000 principal amount short term loan made to us by our principal shareholder as well as interest due on the line of credit. The funds from the short-term loan were used to provide the initial capital and surplus in Arizona in connection with the redomestication of our subsidiary's insurance license in fiscal 2004. As described elsewhere herein, the principal amount and accrued interest due under this short-term note was repaid in fiscal 2005.

         In August 2002, our Chairman and principal shareholder extended us a $250,000 line of credit under a two-year note bearing interest at prime plus 1%; this note was renewed in August 2004 for an additional two year term. As additional consideration for the granting of the line, we issued Dr. Bishop 250,000 shares of our Series A Convertible Preferred Stock. For purposes of our financial statements, at the time of issuance we valued these shares at $5.00 per share, for an aggregate non-cash value of $1,250,000. This amount was reflected on our balance sheet at December 31, 2004 as temporary equity. Of this amount, $250,000 was recorded as prepaid financing costs. These prepaid financing costs were being amortized over the term of the loan and we recognized a non-cash expense of $0 and $83,332 during fiscal 2005 and fiscal 2004, respectively. The remaining $1,000,000 was recorded as interest expense and taken as a one time, non-cash charge during fiscal 2002. We redeemed those shares during fiscal 2005 for $1,250,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for fiscal 2005 was $69,790 as compared to $131,177 for 2004. This change was primarily attributable to an increase of realized gains on investment securities $14,219 which was offset by decreases of:

         o  $244,464 in our net loss,
         o  $71,152 in depreciation and amortization,
         o  $122,730 in deferred taxes,
         o $499,023 in funds withheld at interest together with a decrease of $532,033 in contract holder funds, both as a result of early surrenders of policy holders and terminations upon the death of policy holders,
         o  $34,412 in accrued investment income, and
         o  $41,297 in accounts payable and accrued expenses.

         Net cash provided by investing activities for fiscal 2005 was $2,079,819 as compared to net cash provided by investing activities of $26,355 for fiscal 2004. This increase is primarily attributable to proceeds in the amount of $2,276,497 from the sale of investments, offset by a decrease of $1,235,592 in purchase of investment securities. During fiscal 2005 we sold bonds we had held which then represented excess capital and surplus available to us following the redomestication of our insurance company subsidiary from Tennessee to Arizona at the end of fiscal 2004. In the third quarter of fiscal 2005 we used a portion of these proceeds to redeem shares of our Series A Convertible Preferred Stock.

         Net cash used in financing activities was $1,836,977 for fiscal 2005 as compared to net cash provided by financing activities of $585,600 for fiscal 2004. This change is primarily attributable to the repayment of a $500,000 short term loan plus interest made to us by our principal shareholder, as well as the payment of amounts due under our line of credit and the redemption of our Series A Convertible Preferred Stock.

         We do not have any present commitments for capital expenditures. At December 31, 2005 we had cash of $174,902 exclusive of capital and surplus on deposit for our insurance company subsidiary. We also had $150,000 available under the credit line extended to us by Dr. Bishop, which such line matures in August 2006. Dr. Bishop has indicated that he will renew the credit line for an additional one year term upon the same terms and conditions prior to its current expiration date. We believe that our cash on hand coupled with funds available to us under the $250,000 line of credit is sufficient to fund our operating costs for the next 12 months. There are, however, certain uncertainties which we may face which may have an adverse impact on our liquidity in future periods, including:

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

         We have incurred cumulative losses through December 31, 2005 and at December 31, 2005, we have an accumulated deficit of $2,144,307 which includes a cumulative non-cash interest expense of $1,250,000 which includes a one-time interest charge in fiscal 2002 of $1,000,000 and $250,000 of deferred financing costs which were amortized over a two year period related to the issuance of the shares of Series A Convertible Preferred Stock to our Chairman and principal shareholder in conjunction with the granting of the working capital line.

         We do not have sufficient working capital to purchase additional annuity policies or otherwise expand our operations. As discussed elsewhere herein in an effort to expand our operations we may seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another. There are no guarantees that we will identify or consummate any such business combination.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by issuing "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123(R), which requires us to adopt SFAS No. 123(R) no later than January 1, 2006. We have not completed our evaluation of the impact of the implementation of SFAS No. 123(R). Adoption of SFAS No. 123(R) is not expected to have any current impact on our financial statements. The statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. We have no present plans to use stock-based compensation or to modify existing stock-based compensation.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-18, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

         As of the evaluation date, our President concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

         There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         NAME                    AGE                  POSITION

Archer W. Bishop, Jr., M.D.       62      Chairman of the Board
Lila K. Pfleger                   45      President, Treasurer and director and
                                          President of American Life
John H. Bell, M.D.                71      Director

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

         LILA K. PFLEGER, CPA. Ms. Pfleger has served as our president since March 2004 and as secretary, treasurer and a member of our board of directors since June 2002 and served as secretary, treasury and a member of the board of directors at our American Life subsidiary since 1992 and as president of our American Life subsidiary since September 2004. Since 1988, she has served as Executive Director for the Lucille S. Thompson Family Foundation, a Knoxville, Tennessee based private foundation where Ms. Pfleger is involved in community and grants management; and since 1988, she has also served as business manager for TABCO, a Knoxville, Tennessee company involved in family wealth management. Prior to joining TABCO, Ms. Pfleger was also employed as a tax supervisor for Coopers & Lybrand and a staff accountant for Lawson & Synder, P.C. Ms. Pfleger, who has been a certified public accountant since 1984, is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. She received her Bachelor of Science with a major in accounting from the University of Tennessee in 1982.

         JOHN H. BELL, M.D. Dr. Bell has been a member of our board of directors since June 2002, and has served as a member of the board of directors of our American Life subsidiary since 1992. Dr. Bell, a retired orthopedic surgeon, is a member of the American Academy of Orthopedic Surgeons, the America College of Surgeons and the State of Tennessee Medical Society. Dr. Bell received both his A.B. degree and Doctor of Medicine from Duke University.

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

COMMITTEE OF THE BOARD OF DIRECTORS

         In August 2002, we established an audit committee of our board of directors. Our board of directors has not established any other committees, including a nominating committee, a corporate governance committee or a compensation committee, which such functions are undertaken by our board of directors as a group.

         The members of the audit committee are Dr. Bell, who is an 'independent' director within the meaning of definitions established by the SEC and Nasdaq Marketplace Rule 4200, and Mrs. Pfleger. The Audit Committee assists the Board in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications, independence and performance of our independent auditors, the performance of our internal audit function and our compliance with legal and regulatory requirements. The Audit Committee operates in accordance with a written charter adopted by the Board. Mrs. Pfleger, who is not an `independent' director, is an "audit committee financial expert" within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. In general, an "audit committee financial expert" is an individual member of the audit committee or board of directors who:

         o understands generally accepted accounting principles and financial statements,
         o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
         o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
         o  understands internal controls over financial reporting, and
         o  understands audit committee functions.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% of greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2005.

CODE OF ETHICS

         Effective March 1, 2004, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

         o honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
         o full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
         o  compliance with applicable governmental laws, rules and regulations;
         o the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
         o accountability for adherence to the Code of Business Conduct and Ethics.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                                        SUMMARY COMPENSATION TABLE
                               Annual Compensation               Long-term compensation
                      ----------------------------------   ---------------------------------
                                                                    Awards           Payouts
                                                           -----------------------   -------
Name                                           Other                    Securities             All other
and                                            Annual      Restricted   underlying   LTIP      compen-
principal                    Salary    Bonus   Compen-     stock        options/     payouts   sation
position              Year     ($)      ($)    sation($)   awards       SARs (#)     ($)       ($)
-------------------   ----   -------   -----   ---------   ----------   ----------   -------   ---------
Lila K. Pfleger (1)   2005   $36,900    $0        $0           0             0         $0       $     0
                      2004   $10,400    $0        $0           0             0         $0       $     0

Stanley P.Brown(2)    2004   $52,708    $0        $0           0             0         $0       $12,503
                      2003   $55,000    $0        $0           0             0         $0       $17,680

(1) Ms. Pfleger has served as our President since March 2004 and President of our American Life subsidiary since September 2004. The compensation paid to Ms. Pfleger is paid by our American Life subsidiary.

(2) Mr. Brown served as our president from June 2002 following the share exchange with the shareholders of our American Life subsidiary until March 2004. He served as president of American Life from its inception in 1992 to September 2004. The amounts reflected as his salary reflect the amounts paid by American Life. All other compensation includes $4,075 for health insurance, $3,428 for disability insurance and $5,000 for car allowance for fiscal 2004 and $10,096 for health insurance, $2,584 for disability insurance and $5,000 for car allowance for fiscal 2003.

EMPLOYMENT AGREEMENTS

         We are not a party to any employment agreements.

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

         The Board of Directors may amend, suspend or terminate the plan at any time, except that no amendment shall be made which:

         o increases the total number of shares subject to the plan or changes the minimum purchase price thereof (except in either case in the event of adjustments due to changes in our capitalization),
         o  affects outstanding plan options or any exercise right thereunder,
         o  extends the term of any plan option beyond 10 years, or
         o  extends the termination date of the plan.

         Unless the plan has been suspended or terminated by the Board of Directors, the plan will terminate on 10 years from the date of the plan's adoption. Any such termination of the plan will not affect the validity of any plan options previously granted thereunder.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                         OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2005
                                      (INDIVIDUAL GRANTS)
                     NO. OF SECURITIES     % OF TOTAL OPTIONS/SARs
                    UNDERLYING OPTIONS       GRANTED TO EMPLOYEES      EXERCISE     EXPIRATION
NAME                   SARs GRANTED             IN FISCAL YEAR           PRICE        DATE
----                ------------------     -----------------------     --------     ----------
Lila K. Pfleger             0                          0                   0            0

         The following table sets forth certain information regarding stock options held as of December 31, 2005 by the Named Executive Officers.

                       AGGREGATE OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2005
                                       AND YEAR-END OPTION VALUES
                                                   NO. OF SECURITIES
                                                UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                     SHARES                           OPTIONS AT              IN-THE-MONEY OPTIONS AT
                    ACQUIRED       VALUE         DECEMBER 31, 2005 (5)          DECEMBER 31, 2005(1)
                       ON        REALIZED     --------------------------     --------------------------
NAME                EXERCISE         $        EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                --------     --------     -----------  -------------     -----------  -------------
Lila K. Pfleger         0          n/a            n/a            n/a              n/a          n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At March 30, 2006, there were 391,449 shares of our common stock issued and outstanding. The following table sets forth, as of March 30, 2006, information known to us relating to the beneficial ownership of these shares by:

         - each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
         -  each director;
         -  each executive officer; and
         -  all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is 4823 Old Kingston Pike, Suite 140, Knoxville, Tennessee 37919. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 30, 2006 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 30, 2006 have been exercised or converted.

Name of                             Amount and Nature of           Percentage
Beneficial Owner                    Beneficial Ownership            of Class
----------------                    --------------------            --------

Dr. Archer W. Bishop ...............       232,051                    59.3%

Lila K. Pfleger(1) .................         7,759                     2.0%
Dr. John H. Bell (2) ...............        41,674                    10.6%
All officers and directors as
   a group (three persons)(1,2) ....       281,484                    71.6%
RM Consulting LLC (3) ..............        25,000                     6.4%

(1) Includes 1,650 shares of our common stock underlying options granted under our 2002 Stock Option Plan which are exercisable at $10.00 per share.

(2) Includes 15,174 shares of common stock held by Dr. Bell's wife over which he has dispositive control.

(3) RM Consulting LLC's address is 1729 Midpark Road, Suite C- 200, Knoxville, Tennessee 37921. Rick Swafford, CPA holds voting and dispositive control over securities held by RM Consulting LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 2002 we issued Dr. Archer W. Bishop, Jr., a principal shareholder and Chairman of our board of directors, 250,000 shares of our newly created Series A Convertible Preferred Stock as consideration for the granting to us by him of a $250,000 line of credit. In August 2004, we renewed this line of credit, to August 2006 at which time all amounts due will be payable, subject to any further renewal by Dr. Bishop. At December 31, 2005 we owed Dr. Bishop $100,000 under this line of credit.

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

         Dr. Bishop was the owner of 250,000 shares of our Series A Convertible Preferred Stock, which represented all of the issued and outstanding shares of this class of our equity securities. The designations, rights and preferences of the shares of Series A Convertible Preferred Stock provided that such shares were redeemable with the prior express written consent of the holders of a majority of the voting power of all then outstanding shares of such Series A Convertible Preferred Stock. In July 2005, with Dr. Bishop's consent, we redeemed such shares at the rate of $5.00 per share, being the value assigned on our financial statements at the time of issuance, and we paid Dr. Bishop an aggregate of $1,250,000 for such redemption. The shares of Series A Convertible Preferred Stock so redeemed were subsequently cancelled and returned to the status of authorized but undesignated shares of our blank check preferred stock.

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                       DESCRIPTION

1.1      Articles of Incorporation(1)
3.2      Amended and Restated Articles of Incorporation(1)
3.3      Articles of Amendment to the Amended and Restated Articles of
         Incorporation(1)
3.4      By-Laws(1)
3.5      Articles of Amendment to the Amended and Restated Articles of
         Incorporation(1)
4.1      Form of Common Stock Purchase Warrant(1)
10.1     Share Exchange Agreement dated June 22, 2002 (1)
10.2 Reinsurance Agreement with Allianz Life Insurance Company of North American, and addendums (1)
10.3 Annuity Retrocession Agreement with Hanover Reassurance Company of North America(1)
10.4     American Life Holding Company, Inc. 2002 Stock Option Plan(1)
10.5 Agreement between The American Life and Annuity Company, Inc. and Martin & Company, L.P.(1)
10.6 Unsecured Revolving Credit Note (Renewal) in the principal amount of $250,000(2)
14       Code of Ethics(3)
21       Subsidiaries of the registrant(1)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_________
*    filed herewith

(1) Incorporated by reference to American Life Holding's registration statement on Form SB-2, SEC file number 333-99415, as amended, and as declared effective by the SEC on February 12, 2003.
(2) Incorporated by reference to Exhibit 10.1 to the registrants Quarterly Report on Form 10-QSB filed on November 16, 2004.
(3) Incorporated by reference to Exhibit 14 to the registrants Annual Report on Form 10-KSB filed on March 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Henderson Hutcherson & McCullough, PLLC has served as our independent registered public accounting firm for our last two fiscal years. The following table shows the fees that were billed for the audit and other services provided by that firm. for fiscal 2005 and fiscal 2004.

                             Fiscal 2005        Fiscal 2004
                             -----------        -----------

Audit Fees .............       $ 28,000           $ 25,000
Audit-Related Fees .....              0                  0
Tax Fees ...............              0                  0
All Other Fees .........              0                  0
                               --------           --------
         Total                 $ 28,000           $ 25,000
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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        American Life Holding Company, Inc.

                                        By: /s/ Lila K. Pfleger
                                            -------------------
Dated:   March 30, 2006                     Lila K. Pfleger, President and
                                            principal financial and
                                            accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                       Title                            Date
    ---------                       -----                            ----

/s/ Lila K. Pfleger          President and Director,              March 30, 2006
-------------------
Lila K. Pfleger              (principal executive officer
                             and principal accounting officer)


/s/ Archer W. Bishop         Chairman of the Board                March 30, 2006
--------------------
Archer W. Bishop, M.D.


/s/ John H. Bell             Director                             March 30, 2006
------------------
John H. Bell, M.D.

                            THE AMERICAN LIFE HOLDING
                          COMPANY, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
The American Life Holding Company, Inc. and Subsidiary
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of The American Life Holding Company, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Life Holding Company, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Henderson Hutcherson & McCullough

Chattanooga, Tennessee
March 31, 2006

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004

                                                        2005           2004
                                                    ------------   ------------
ASSETS
Cash and investments:
  Cash ...........................................  $    674,902   $    501,850
  Available-for-sale securities, at market
    (Amortized cost of $2,105,791 in 2004) .......             -      2,144,243
                                                    ------------   ------------
                                                         674,902      2,646,093
Accrued investment income ........................         1,672         33,369
Funds withheld at interest subject to restrictions     7,269,588      7,604,240
Property and equipment, net ......................             -            487
Unamortized policy acquisition costs .............       529,278        530,488

                                                    ------------   ------------
                                                    $  8,475,440   $ 10,814,677
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ..........................  $  7,571,910   $  7,907,559
Notes payable ....................................       100,000        686,977
Accounts payable and accrued expenses ............         9,636         28,607
                                                    ------------   ------------
         Total Liabilities .......................     7,681,546      8,623,143

TEMPORARY EQUITY
Preferred stock, $0.10 stated value; authorized
  5,000,000 shares, 250,000 issued and outstanding
  in 2004 ........................................             -      1,250,000

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
  authorized; issued and outstanding, 391,449
  shares .........................................           392            392
Additional paid-in capital .......................     2,937,809      2,937,809
Accumulated deficit ..............................    (2,144,307)    (2,035,123)
Accumulated other comprehensive income ...........             -         38,456
                                                    ------------   ------------
                                                         793,894        941,534
                                                    ------------   ------------

                                                    $  8,475,440   $ 10,814,677
                                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                     Years Ended December 31, 2005 and 2004

                                                          2005          2004
                                                        ---------     ---------
Revenues
     Investment income .............................    $ 347,340     $ 460,169
     Realized investment gains .....................       17,967         2,918

                                                        ---------     ---------
                                                          365,307       463,087
Expenses
     Interest to contractholders ...................      287,650       335,170
     General insurance expenses ....................      177,602       247,303
     Taxes, licenses and other .....................          818         5,345
                                                        ---------     ---------
                                                          466,070       587,818


Other income (expense)
     Interest ......................................       (8,422)     (106,187)
                                                        ---------     ---------
                    Loss before income taxes .......     (109,184)     (230,918)


Income tax benefit (expense) .......................            -      (122,730)
                                                        ---------     ---------
                    Net Loss .......................    $(109,184)    $(353,648)
                                                        =========     =========


Basic and Diluted Loss per share ...................    $   (0.28)    $   (0.90)
                                                        =========     =========


Weighted average shares outstanding ................      391,449       391,449
                                                        =========     =========


Diluted weighted average shares outstanding ........           na            na
                                                        =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       AMERICAN LIFE HOLDING COMPANY, INC.
                                                  AND SUBSIDIARY
                            Consolidated Statements of Changes in Stockholders' Equity
                                      Years Ended December 31, 2005 and 2004

                                                                                    Accumulated
                                          Common Stock    Additional                   Other
                                        ---------------    Paid-In     Accumulated   Comprehensive
                                         Shares  Amount    Capital       Deficit     Income (Loss)      Total
                                        -------  ------   ----------   -----------   -------------   -----------
Balances at January 1, 2004 .........   391,449   $392    $2,937,809   $(1,681,475)    $ 48,275      $ 1,305,001

Net loss ............................         -      -             -      (353,648)           -         (353,648)

Unrealized loss on available-for-sale
securities net of tax of $16,830 ....         -      -             -             -       (9,819)          (9,819)

(Total Comprehensive Loss $363,467) .         -      -             -             -            -                -

                                        -------   ----    ----------   -----------     --------      -----------
Balance January 1, 2005 .............   391,449    392     2,937,809    (2,035,123)      38,456          941,534

    Net loss ........................         -      -             -      (109,184)           -         (109,184)

Reversal of unrealized gain upon
sale of securities ..................         -      -             -             -      (38,456)         (38,456)

(Total Comprehensive Loss $147,640) .         -      -             -             -            -                -

                                        -------   ----    ----------   -----------     --------      -----------
Balance December 31, 2005 ...........   391,449   $392    $2,937,809   $(2,144,307)    $      -      $   793,894
                                        =======   ====    ==========   ===========     ========      ===========

                                  The accompanying notes are an integral part of
                                     these consolidated financial statements.

                                                         F-5

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                       Years Ended December 2005 and 2004

                                                             December 31,
                                                          2005          2004
                                                      -----------   -----------
OPERATING ACTIVITIES:
  Net Loss .........................................  $  (109,184)  $  (353,648)
  Adjustments to reconcile net loss to
   net cash used in operating activities
    Depreciation and amortization ..................       45,632       116,784
    Deferred taxes .................................            -       122,730
    Realized gains on investment securities ........      (17,967)       (3,748)
    Realized losses on investment securities .......            -           831
    (Increase) decrease in:
      Funds withheld at interest ...................      334,652       833,675
      Accrued investment income ....................       31,697        (2,445)
    Increase (decrease) in:
      Contractholder funds .........................     (335,649)     (867,682)
      Accounts payable and accrued expenses ........      (18,971)       22,326
                                                      -----------   -----------

        Net Cash Used in Operating Activities ......      (69,790)     (131,177)

INVESTING ACTIVITIES:
  Contract acquisition costs .......................      (17,297)      (14,308)
  Proceeds from the sale of investments ............    2,276,497       930,719
  Proceeds from maturities of investments ..........            -       524,917
  Purchase of investment securities ................     (179,381)   (1,414,973)
                                                      -----------   -----------

        Net Cash Provided by Investing Activities ..    2,079,819        26,355

FINANCING ACTIVITIES:
  Redemption of temporary equity ...................   (1,250,000)            -
  Proceeds from stockholder note ...................     (586,977)      585,600
                                                      -----------   -----------

        Net Cash Provided by (Used In) Financing
         Activities ................................   (1,836,977)      585,600
                                                      -----------   -----------

Increase in Cash and Cash Equivalents ..............      173,052       480,778

Cash and Cash Equivalents, Beginning of Period .....      501,850        21,072
                                                      -----------   -----------

Cash and Cash Equivalents, End of Period ...........  $   674,902   $   501,850
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 1 - FORMATION AND BASIS OF PRESENTATION

         These consolidated financial statements include the accounts of American Life Holding Company, Inc. ("ALH") and the accounts of its subsidiary, The American Life & Annuity Company, Inc. ("ALAC"). All inter-company balances have been eliminated in consolidation.

         ALAC was established as a Tennessee corporation in 1992. In November 1997 it was issued a Certificate of Authority by the Tennessee Department of Commerce and Insurance allowing it to accept life, health and annuity insurance risks on either a primary or reinsurance basis. Effective August 5, 2004, the Company received its Certificate of Authority to operate in the State of Arizona. The State of Tennessee surrendered its Certificate of Authority over ALAC, effective December 31, 2004. ALAC's activities are currently focused on the reinsurance of fixed rate annuity insurance products.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

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

         Until a contract reaches the annuitization phase, they are considered to be in the accumulation phase. The Company's ceded contracts in force are primarily in the accumulation phase. Amortization expense for 2005 and 2004 totaled $18,507 and $17,782, respectively.

         STOCK WARRANTS

         The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123. The Company has continued to use the intrinsic value approach as prescribed by APB Opinion No. 25 in measuring equity transactions with employees. Accordingly, no compensation cost has been recognized for the stock option plan with employees. See New Accounting Pronouncements (below) for our assessment of the impact of the revision of Statement of Financial Accounting Standards No. 123 on us.

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

         RECLASSIFICATIONS

         Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         For the year ended December 31, 2005 and 2004, all securities convertible into common shares were anti-dilutive.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" (`SFAS No. 154"), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154, upon adoption, is not expected to have a material effect on our results of operations or financial position.

         In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued in November 2005, FASB Staff Position FAS 115-1 "The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which nullifies the guidance in paragraphs 10-18 of EITF 03-1, and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of EITF 03-1 and FSP FAS 115-1 will not have a material effect on our results of operations or financial position.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We are currently assessing the impact, if any, of SFAS No. 155 on our results of operations and financial position.

         In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) "Share Based Payment" (SFAS 123R), which is a revision to FASB Statement No. 123 and supersedes Accounting Principles Board Opinion 25 and FASB Statement No. 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under FASB Statement No. 123 may apply this Statement using a modified version or prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FASB Statement No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FASB Statement No. 123.

         In April 2005, the Securities and Exchange Commission ("SEC") approved a new rule that delayed the effective date of SFAS 123R. For most public companies, the delay eliminates the comparability issues that would arise from adopting SFAS 123R in the middle of their fiscal years as originally called for by SFAS 123R. Except for this deferral of the effective date, the guidance in SFAS 123R is unchanged. Under the SEC's rule, SFAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2006. The Company has evaluated the requirements under SFAS 123R and plans to adopt on January 1, 2006. Management does not expect adoption of SFAS 123R to have a material impact on the Company's financial statements.

NOTE 4 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         Interest of $36,232 and $0 was paid for the years ended December 31, 2005 and 2004, respectively. No income taxes were paid in any period presented.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 5 - RELATED PARTY TRANSACTION

         At December 31, 2005, $100,000 was owed the principal stockholder under a revolving line-of-credit note with interest payable at one percent over prime, adjusted quarterly, with the interest rate at December 31, 2005 being 5.75%.

NOTE 6 - INVESTMENTS

         Major categories of investment income are summarized as follows:

                                                          2005         2004
                                                          ----         ----

         Fixed maturities ............................  $  34,618   $ 102,340
         Interest bearing cash .......................     14,797         269
         Gross investment income credited by reinsured    304,450     368,080
                                                        ---------   ---------
                                                          353,865     470,689
         Investment expenses .........................     (6,524)    (10,520)
                                                        ---------   ---------
         Total .......................................  $ 347,430   $ 460,169
                                                        =========   =========

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31, 2004 are as follows:

                                                        Gross           Gross
                                       Amortized     Unrealized       Unrealized
         2004                            Cost          Gains            Losses       Fair Value
         ----                            ----          -----            ------       ----------
         Obligations of states and
          political subdivisions .    $   900,809    $    16,550     $    (4,693)    $   912,666
         Corporate debt securities      1,204,982         34,105          (7,510)      1,231,577
                                      -----------    -----------     -----------     -----------
                                      $ 2,105,791    $    50,655     $   (12,203)    $ 2,144,243
                                      ===========    ===========     ===========     ===========

         In June 2005, all debt instruments representing obligations of state and political subdivisions and corporate debt securities were sold. Proceeds from the sales and maturities of investments during 2005 and 2004 were $2,276,497 and $1,455,636, respectively. Realized on those sales in 2005 and 2004 were net gains of $17,967 and $2,917, respectively.

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 8 - PROPERTY AND EQUIPMENT

         Significant classes of property and equipment are presented below:

                                                  2005          2004
                                                  ----          ----

         Office furniture and equipment ...     $ 12,329      $ 12,329
         Less accumulated depreciation ....      (12,329)      (11,842)
                                                --------      --------

                                                $      -      $    487
                                                ========      ========

         Depreciation expense for 2005 and 2004 was $487 and $846, respectively

NOTE 9 - NOTES PAYABLE

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

         On July 5, 2005, the Company repaid its principal shareholder approximately $18,594 of principal and interest outstanding on an open line of credit.

NOTE 10 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2005 and 2004, credited interest rates on contract liabilities ranged from 3.0% to 6.08% and from 3.03% to 5.05%, respectively for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at December 31, 2005 is presented below:

                                    ANNUITIES            AMOUNT OF
         YEAR OF ISSUE               IN FORCE        CONTRACT LIABILITY
         -------------              ---------        ------------------

              1997 ..........       $1,636,957           $1,636,775
              1998 ..........        3,453,482            3,453,183
              1999 ..........        2,213,175            2,209,600
              2000 ..........          262,258              262,229
              2001 ..........            6,038                5,766
                                    ----------           ----------
                                    $7,571,910           $7,567,553
                                    ==========           ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

         Under these two agreements, funds held for the benefit of the Company, $7,269,588 and $7,604,240 and the related obligations of $7,571,910 and $7,907,559 at December 31, 2005 and 2004, respectively, are included on the accompanying balance sheets under the captions "Funds withheld at interest subject to restrictions" and "Contract holder deposits."

         The general agency and marketing agreement calls for the Company to recruit, train, and manage general agents in the solicitation of policies throughout the United States. The Company receives a 1.20% compensation allowance on new policies and an additional .0042% monthly on policies in force thirteen months or longer.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 12 - INCOME TAXES

         The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

         The provisions for income taxes for the years ended December 31, 2005 and 2004 are comprised as follows:

                                                             2005        2004
                                                             ----        ----

         Currently payable .............................  $       -   $       -
         Deferred federal tax benefit (expense) ........          -     (87,130)
         Deferred state tax benefit (expense) ..........          -     (35,600)
                                                          ---------   ---------

                                                          $       -   $(122,730)
                                                          =========   =========

         Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                             2005        2004
                                                             ----        ----

         Computed expected income tax benefit (expense)   $  37,100   $  78,700
         Expenses not deductible for income tax purposes          -     (28,300)
         Revision of estimated net operating loss ......          -     (34,000)
         Reversal of temporary differences
            at lower than expected rates ...............          -     (26,900)
         State taxes ...................................      7,000      13,900
         Other .........................................          -      (5,600)
         Valuation allowance ...........................    (44,100)   (120,530)
                                                          ---------   ---------

                                                          $       -   $(122,730)
                                                          =========   =========

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

         Management continuously estimates the realizabilty of its deferred tax assets based on its assessment of the sufficiency of future revenue streams that will be contractually generated from the Company's investment in funds withheld. In 2005 and 2004, based on this assessment, management reserved the gross tax benefit.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 12 - INCOME TAXES (Continued)

         The Company had available, to offset taxable income, cumulative net operating loss carryforwards arising from the periods since the year ended December 31, 1992 of approximately $900,000 at December 31, 2005. The carryforwards begin expiring in 2012.

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

         Statutory capital at December 31, 2005 and 2004 was $1,016,961, and statutory surplus (deficit) was $(515,763) and $957,654, at December 31, 2005 and 2004, respectively. Generally, deferred acquisition costs are not admitted as assets for statutory purposes, and therefore, equity balances under statutory accounting principles do not reflect any value for deferred acquisition costs.

         Additionally, valuation reserves are imposed by statutes which act as restrictions of retained earnings. Restrictions of retained earnings under these valuation reserves were approximately $27,800 and $47,100 at December 31, 2005 and 2004, respectively.

         Risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC) became effective for life insurance companies in 1994. RBC requires life insurance carriers to maintain minimum capitalization levels based on a four-part formula. As of December 31, 2005 and 2004, the Company's total adjusted surplus exceeded its authorized control level RBC.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

         Information regarding the warrants for 2005 and 2004 is as follows:

                                          2005                    2004
                                   -------------------     -------------------
                                              WEIGHTED                WEIGHTED
                                              AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE
                                   SHARES      PRICE       SHARES      PRICE
                                   ------     --------     ------     --------
         Options outstanding,
             beginning of year .   55,500      $ 10.00     55,500      $ 10.00
         Options canceled ......        -          n/a          -          n/a
         Options exercised .....        -          n/a          -          n/a
         Options granted .......        -      $ 10.00          -      $ 10.00
                                   ------                  ------
         Options outstanding,
             end of year .......   55,500      $ 10.00     55,500      $ 10.00
                                   ======                  ======
         Options exercisable,
             end of year .......   55,500      $ 10.00     55,500      $ 10.00
                                   ======                  ======

                                                            2005         2004
                                                          -------      -------

         Option price range,  end of year ............    $ 10.00      $ 10.00

         Option price range, exercised shares ........        n/a          n/a

         Options available for grant at end of year ..          0            0

         Weighted average fair value of options
             granted during the year .................        n/a          n/a

NOTE 14 - TEMPORARY EQUITY

         In July, 2002 the Company's board of directors created a series of 250,000 shares of preferred stock and designated that series as Series A Preferred Stock. The designations, rights and preferences of the Series A Preferred Stock include:

         o  the stated value of each share is $.10,

         o the shares are not redeemable without the consent of the holders of a majority of the issued and outstanding shares of Series A Preferred Stock,

         o each share of Series A Preferred Stock is convertible into shares of common stock at the Company's option at a conversion rate to be mutually agreed upon at the time of conversion,

         o  the shares of Series A Preferred Stock do not pay any dividends,

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
________________________________________________________________________________

NOTE 14 - TEMPORARY EQUITY (Continued)

         o each share of Series A Preferred Stock carries voting rights equal to 75 votes, and

         o so long as the shares of Series A Preferred Stock are outstanding, the Company cannot take certain actions without the approval of the holders of a majority of the issued and outstanding shares, including:

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

            -  change the authorized number of its directors; or

            -  declare, order or pay any dividends on any class of security.

         On July 5, 2005 the board of directors redeemed all 250,000 outstanding shares of the Company's Series A preferred stock at the rate of $5.00 per share. The Company paid its majority stockholder an aggregate of $1,250,000 for the redemption. The Series A Preferred Shares were subsequently cancelled and returned to the status of authorized but undesignated shares of the Company's blank check preferred stock.