Form 10QSB
period 2006-03-31
AMERICAN LIFE HOLDING CO INC
filed 2006-05-19
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


          4823 Old Kingston Pike, Suite 140, Knoxville, Tennessee 37919
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (865) 588-3826
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of May 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended March 31, 2006

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

         When used in this quarterly report, the terms "American Life Holding," " we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, the American Life and Annuity Company, Inc. , an Arizona corporation. When used in this quarterly report, the term "American Life" refers to our subsidiary.

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2006 (unaudited)
and December 31, 2005 .........................................................1

Consolidated Statements of Operations for the three months ended
March 31, 2006 and 2005 (unaudited) ...........................................2

Consolidated Statements of Changes in Stockholders' Equity at
March 31, 2006 (unaudited) ....................................................3

Consolidated Statements of Cash Flows for the three months ended
March 31, 2006 and 2005 (unaudited) ...........................................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2.  Management's Discussion and Analysis or Plan of Operation.............7

Item 3.  Controls and Procedures..............................................12

Part II  OTHER INFORMATION....................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                March 31, 2006 (Unaudited) and December 31, 2005

                                                          2006          2005
                                                      -----------   -----------
ASSETS
Cash ...............................................  $   653,155   $   674,902
Accrued investment income ..........................            -         1,672
Funds withheld at interest subject to restrictions .    7,165,583     7,269,588
Unamortized policy acquisition costs ...............      526,303       529,278
                                                      -----------   -----------
                                                      $ 8,345,041   $ 8,475,440
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ............................  $ 7,469,614   $ 7,571,910
Note payable .......................................      112,000       100,000
Accounts payable and accrued expenses ..............        4,703         9,636
                                                      -----------   -----------
         Total Liabilities .........................    7,586,317     7,681,546

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
  authorized; issued and outstanding, 391,449 shares          392           392
Additional paid-in capital .........................    2,937,809     2,937,809
Accumulated deficit ................................   (2,179,477)   (2,144,307)
                                                      -----------   -----------
                                                          758,724       793,894
                                                      -----------   -----------

                                                      $ 8,345,041   $ 8,475,440
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
           Three Months Ended March 31, 2006 and 2005 (Both Unaudited)

                                                           2006          2005
                                                        ---------     ---------
Revenues
     Investment income .............................    $  72,825     $ 107,668
     Realized investment gains (losses) ............            -         5,057
                                                        ---------     ---------
                                                           72,825       112,725

Expenses
     Interest to contractholders ...................       69,136        75,390
     General insurance expenses ....................       32,559        42,190
     Taxes, licenses and other .....................        4,847           515
                                                        ---------     ---------
                                                          106,542       118,095

Other income (expense)
     Interest ......................................       (1,453)       (6,730)
                                                        ---------     ---------
          Net income (loss) before income taxes ....      (35,170)      (12,100)

Income tax benefit (expense) .......................            -             -
                                                        ---------     ---------
          Net Income (loss) ........................    $ (35,170)    $ (12,100)
                                                        =========     =========

Basic earnings (loss) per share ....................    $   (0.09)    $   (0.03)
                                                        =========     =========

Diluted earnings (loss) per share ..................    $      na     $      na
                                                        =========     =========

Weighted average shares outstanding ................      391,449       391,449
                                                        =========     =========

Diluted weighted average shares outstanding ........           na            na
                                                        =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      AMERICAN LIFE HOLDING COMPANY, INC.
                                                 AND SUBSIDIARY
                                 Statements of Changes in Stockholders' Equity
                             For the Three Months Ended March 31, 2006 (Unaudited)

                                                                                   Accumulated
                               Common Stock        Additional                         Other
                            ------------------       Paid-In       Accumulated     Comprehensive
                            Shares      Amount       Capital         Deficit       Income (Loss)       Total
                            -------     ------     -----------     -----------     -------------     ---------
Balance January 1, 2006     391,449     $  392     $ 2,937,809     $(2,144,307)       $    -         $ 793,894

    Net loss ..........           -          -               -         (35,170)            -           (35,170)

                            -------     ------     -----------     -----------        ------         ---------

Balance March 31, 2006      391,449     $  392     $ 2,937,809     $(2,179,477)       $    -         $ 758,724
                            =======     ======     ===========     ===========        ======         =========

                              The accompanying notes are an integral part of these
                                       consolidated financial statements.

                                                       3

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2006 and 2005 (Both Unaudited)

                                                                March 31,
                                                            2006         2005
                                                         ---------    ---------
OPERATING ACTIVITIES:
   Net income (loss) .................................   $ (35,170)   $ (12,100)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
     Depreciation and amortization ...................       5,305       11,262
     Realized gains on investment securities .........           -       (5,930)
     Realized losses on investment securities ........           -          872
     (Increase) decrease in:
       Funds withheld at interest ....................     104,005        1,909
       Accrued investment income .....................       1,672       10,736
     Increase (decrease) in:
       Contractholder funds ..........................    (102,296)      10,293
       Accounts payable and accrued expenses .........      (4,933)     (11,893)
                                                         ---------    ---------

         Net Cash Provided by (Used in)
           Operating Activities ......................     (31,417)       5,149

INVESTING ACTIVITIES:
   Contract acquisition costs ........................      (2,330)      (3,665)
   Proceeds from the sale of investments .............           -      750,757
   Proceeds from maturities of investments ...........           -       75,000
   Purchase of investment securities .................           -     (100,487)
                                                         ---------    ---------

         Net Cash Provided by (Used in)
           Investing Activities ......................      (2,330)     721,605

FINANCING ACTIVITIES:
   Draws on (repayments of) stockholder note .........      12,000     (500,000)
                                                         ---------    ---------

         Net Cash Provided by Financing Activities ...      12,000     (500,000)
                                                         ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents .....     (21,747)     226,754

Cash and Cash Equivalents, Beginning of Period .......     674,902      501,850
                                                         ---------    ---------

Cash and Cash Equivalents, End of Period .............   $ 653,155    $ 728,604
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 2006 AND 2005 (BOTH UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         Interest of $0 and $18,640 was paid during the three months ended March 31, 2006 and 2005, respectively. No income taxes were paid in any period presented.

NOTE 3 - RELATED PARTY TRANSACTION

         As of March 31, 2006, $112,000 was owed the principal stockholder under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate at 5.75%.

NOTE 4 - INVESTMENTS

         Major categories of investment income are summarized as follows:

                                                           2006        2005
                                                           ----        ----

         Fixed maturities ............................  $       -   $  26,271
         Interest bearing cash .......................      3,091       1,938
         Gross investment income credited by reinsured     69,759      81,998
                                                        ---------   ---------
                                                           72,850     110,207
         Investment expenses .........................        (25)     (2,539)
                                                        ---------   ---------
         Total .......................................  $  72,825   $ 107,668
                                                        =========   =========

         In July of 2005, all debt instruments representing obligations of states and political subdivisions and corporate debt securities were sold.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 2006 AND 2005 (BOTH UNAUDITED)
________________________________________________________________________________

NOTE 4 - INVESTMENTS (CONTINUED)

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized costs for securities by major security type at March 31, 2005 are as follows:

                                              GROSS       GROSS
                              AMORTIZED    UNREALIZED   UNREALIZED
          2005                   COST         GAINS       LOSSES     FAIR VALUE
          ----                   ----         -----       ------     ----------

Obligations of states and
 political subdivisions ..   $   679,496   $   11,501   $  (5,584)   $   685,413
Corporate debt securities        699,702       11,913     (13,209)       698,406
                             -----------   ----------   ---------    -----------
                             $ 1,379,198   $   23,414   $ (18,793)   $ 1,383,819
                             ===========   ==========   =========    ===========

NOTE 5 - CONTRACTHOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2006 and 2005, credited interest rates on contract liabilities ranged from 3.0% to 6.08% and from 3.03% to 6.08%, respectively for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at March 31, 2006 is presented below:

                                        ANNUITIES         AMOUNT OF
         YEAR OF ISSUE                   IN FORCE     CONTRACT LIABILITY
         -------------                   --------     ------------------

             1997 ..............        $1,642,771        $1,642,608
             1998 ..............         3,352,366         3,352,042
             1999 ..............         2,203,986         2,200,929
             2000 ..............           264,399           264,373
             2001 ..............             6,092             5,873
                                        ----------        ----------
                                        $7,469,614        $7,465,825
                                        ==========        ==========

NOTE 6 - SUBSEQUENT EVENTS

         On May 11, 2006 the Company borrowed an additional $60,000 from its principal stockholder under the terms of the revolving line of credit. See Note 3. Following this additional borrowing, the outstanding principal balance under the demand note is $172,000.

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

         We can also liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsurers, a process known in the insurance industry as retroceding. No approval to retrocede any annuity contracts we own to another reinsurer to liquidate our funds withheld at interest subject to restrictions is required if the amount of the contracts does not exceed 5% of our total assets at the time of the proposed transaction. If we should wish to retrocede any of our contracts to another reinsurer to liquidate our funds withheld at interest subject to restrictions in an amount which exceeds this 5% limitation, we must first obtain regulatory approval from the State of Arizona. To institute this approval process, we would be required to file a prescribed form with the Insurance Commissioner's office describing the transaction and including the name of the reinsurer. The Insurance Commissioner's office has access to the financial information of licensed insurance companies throughout the United States through the NAIC system which acts to facilitate the transfer request. By statute, the Insurance Commissioner's office must approve or deny the transaction within 30 days. Although we have yet to enter into any agreements to retrocede any contracts, we have been orally advised by the Insurance Commissioner's office that the approval process in State of Arizona for these types transactions are currently significantly less than the statutory 30 day maximum.

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the three months ended March 31, 2006 ranged from 3.0% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

                                   Three Months Ended    Three Months Ended       Increase/         Increase/
                                     March 31, 2006         March 31, 2005       (Decrease)        (Decrease)
                                      (unaudited)            (unaudited)       $ 2006 vs 2005    % 2006 vs 2005
                                   ------------------    ------------------    --------------    --------------
Revenues ..........................    $  72,825              $ 112,725          $ (39,900)          (35.4)%
Expenses:
   Interest to contract holders ...       69,136                 75,390             (6,254)           (8.3)%
   General insurance expenses .....       32,559                 42,190             (9,631)          (22.8)%
   Taxes, licenses and other ......        4,847                    515              4,332              841%
                                       ---------              ---------          ---------           ------
Total expenses ....................      106,542                118,095            (11,553)           (9.8)%

Other Income (expense)
   Interest expense ...............       (1,453)                (6,730)            (5,277)          (78.4)%
                                       ---------              ---------          ---------           ------

Net Income (loss) .................    $ (35,170)             $ (12,100)         $ (23,070)           (191)%

         During the three months ended March 31, 2006 our total revenues include revenues from investment income. During the three months ended March 31, 2005 our total revenues included revenues from investment income as well as any realized investment gains or losses from the trading of available for sale securities. Investment income includes our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts, and available for sale securities during fiscal 2005 were part of our required regulatory capital and surplus as discussed below.

         Our total revenues for the three months ended March 31, 2006 decreased approximately $40,000, or approximately 35%, from the comparable period in fiscal 2005. Included in these results was a decrease of $34,843, or approximately 32%, in revenues from investment income, and a decrease of $5,057, or 100%, in revenues from realized investment gains. This reduction in revenues from investment income is primarily attributable to a reduction in gross investment income credited by the reinsured as well as a reduction of bond income. The following table sets forth the approximate weighted average investment balance and approximate weighted average return earned for the periods specified:
                                                          Three Month Ended
                                                              March 31,
                                                     ---------------------------
                                                         2006            2005
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------

Approximate weighted average investment balance ..   $7,935,811      $8,878,236
Approximate weighted average return earned .......      4.00%           5.02%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses. At March 31, 2006 and December 31, 2005, the ceded portion of the contracts we reinsure was $7,165,583 and $7,269,588, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the three months ended March 31, 2006 and 2005, the credited interest rates on these contracts ranged from 3.0% to 6.08% and from 3.03% to 6.08%, respectively. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

         The reduction in revenues from realized investment gains (losses) in the three months ended March 31, 2006 reflects the liquidation of these securities during fiscal 2005. Historically the available for sale securities had represented a portion of our required capital and surplus when American Life was domiciled in Tennessee. As a result of the reduced capital and surplus requirements required in Arizona, during fiscal 2005 following the redomestication of our American Life subsidiary to Arizona, we liquidated the available for sale securities and used a portion of the proceeds to redeem our Series A Convertible Preferred Stock.

         As described elsewhere herein, based upon our current business model we do not foresee a significant increase in our revenues for fiscal 2006.

         Our total expenses for the three months ended March 31, 2006 decreased approximately $11,600, or approximately 10%, from the comparable period in fiscal 2005. Included in this decrease is a decrease of approximately 8% in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, decreased approximately $10,000, or approximately 23%, for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily as a result of a decrease of professional fees. We expect that general insurance expenses will remain relatively constant during the remainder of fiscal 2006.

         Taxes, licenses and other expenses increased approximately $4,300, or approximately 841%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase reflects the timing in payments of taxes.

         Other income (expense) represents interest paid on the revolving line of credit made to us by our principal shareholder. The reduction in interest expense for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 reflects reduced borrowings in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three months ended March 31, 2006 was $31,417 as compared to net cash provided by operating activities of $5,149 for the three months ended March 31, 2005. This change was primarily attributable to:

         o  an increase in our net loss of $23,070,

         o  a decrease in depreciation and amortization of $5,957,

         o a decrease of $104,005 in funds withheld at interest together with a decrease of $102,296 in contract holder funds, both as a result of early surrenders by policy holders and terminations upon the death of policy holders,

         o  a decrease in accrued investment income of $9,064, and

         o  a decrease of $6,960 in accounts payable and accrued expenses.

         Net cash used in investing activities for the three months ended March 31, 2006 was $2,330 as compared to net cash provided by investing activities of $721,605 for the three months ended March 31, 2005. This change is primarily attributable to a decrease in proceeds from the sale of investments by $750,757, a decrease of $100,487 in the purchase of investment securities and a decrease of $75,000 in the proceeds of maturities of investments.

         Net cash provided by financing activities was $12,000 for the three months ended March 31, 2006 which represented borrowings under the revolving line of credit with our principal shareholder as compared to net cash used in financing activities of $500,000 for the three months ended March 31, 2005 which represented the repayment of a $500,000 short term loan plus interest made to us by our principal shareholder.

         We do not have any present commitments for capital expenditures. At March 31, 2006 we had cash of $135,155 exclusive of capital and surplus on deposit for our insurance company subsidiary. We also had $138,000 available under the credit line extended to us by Dr. Bishop, which such line matures in August 2006. Subsequent to March 31, 2006 we have drawn an additional $60,000 under this line of credit. Dr. Bishop has indicated that he will renew the credit line for an additional one year term upon the same terms and conditions prior to its current expiration date. We believe that our cash on hand coupled with funds available to us under the line of credit is sufficient to fund our operating costs through the balance of the at least the third quarter of fiscal 2006, assuming the renewal of the revolving line of credit. Thereafter, it is likely that we will need to raise additional working capital to continue our operations as they are presently conducted. As we have no committments for such additional capital, we could be required to curtail certain of our operations in future periods until such time as we have sufficient capital available to us. In addition, there are, certain uncertainties which we may face which may have an adverse impact on our liquidity in future periods, including:

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

         We have incurred cumulative losses through March 31, 2006 and at March 31, 2006, we have an accumulated deficit of $2,179,477. Because we do not presently have sufficient working capital to purchase additional annuity policies or otherwise expand our operations, during fiscal 2005 our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We anticipate that such a transaction would result in a change of control of our company. Based upon initial indications, it appears that the continued operation of our American Life subsidiary hinders our ability to close such a business combination due to the regulatory requirements involving a change of control of our company unless the target company happens to operate in the insurance industry and is therefore familiar with the requirements.

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

         If the State of Arizona approves the application, it is presently anticipated that the private transaction between Drs. Bishop and Bell and the third party will close as soon as practicable thereafter. It is our understanding that the approval process generally takes between 30 and 60 days from the time the initial application is submitted. While we presently do not know if Arizona will approve the third party's application, we have no reason to believe such application will not be approved and the private transaction between two of our Board members and the third party will close during the second or third quarter of fiscal 2006. If, however, the State of Arizona does not approve the application the proposed transaction will not close and our current management will continue its efforts to diversify our operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

         As of the evaluation date, our President concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

Exhibit No.                       Description
-----------                       -----------

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

Dated: May 19, 2006