Form 10QSB
period 2006-06-30
AMERICAN LIFE HOLDING CO INC
filed 2006-08-21
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                 (865) 588-2836
                                 --------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of August 17, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended June 30, 2006

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

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at June 30, 2006 (unaudited)
and December 31, 2005..........................................................1

Consolidated Statements of Operations for the three
months and six months ended June 30, 2006 and 2005 (unaudited).................2

Consolidated Statements of Changes in Stockholders'
Equity at June 30, 2006 (unaudited)............................................3

Consolidated Statements of Cash Flows for the six
months ended June 30, 2006 and 2005 (unaudited)................................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2.  Management's Discussion and Analysis or Plan of Operation.............7

Item 3.  Controls and Procedures..............................................12

Part II. OTHER INFORMATION....................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                 June 30, 2006 (Unaudited) and December 31, 2005

                                                       2006             2005
                                                   -----------      -----------
ASSETS
Cash .........................................     $   653,731      $   674,902
Accrued investment income ....................               -            1,672
Funds withheld at interest subject
 to restrictions .............................       6,843,843        7,269,588
Unamortized policy acquisition costs .........         523,060          529,278
                                                   -----------      -----------
                                                   $ 8,020,634      $ 8,475,440
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ......................     $ 7,152,564      $ 7,571,910
Note payable .................................         173,000          100,000
Accounts payable and accrued expenses ........           3,243            9,636
                                                   -----------      -----------
    Total Liabilities ........................       7,328,807        7,681,546

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
 100,000,000 shares authorized;
 issued and outstanding, 391,449 shares ......             392              392
Additional paid-in capital ...................       2,937,809        2,937,809
Accumulated deficit ..........................      (2,246,374)      (2,144,307)
                                                   -----------      -----------
                                                       691,827          793,894
                                                   -----------      -----------

                                                   $ 8,020,634      $ 8,475,440
                                                   ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               AMERICAN LIFE HOLDING COMPANY, INC.
                                         AND SUBSIDIARY
                              Consolidated Statements of Operations
                       Six Months Ended June 30, 2006 (Unaudited) and 2005
                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                2006         2005         2006         2005
                                              ---------    ---------    ---------    ---------
Revenues
  Investment income .......................   $  72,825    $  91,783    $ 143,828    $ 180,811
  Realized investment gains (losses) ......           -       12,910            -       17,967
                                              ---------    ---------    ---------    ---------
                                                 72,825      104,693      143,828      198,778

Expenses
  Interest to contractholders .............      69,136       68,471      137,330      143,861
  General insurance expenses ..............      32,559       60,219      100,186       83,769
  Taxes, licenses and other ...............       4,847            -        4,847          515
                                              ---------    ---------    ---------    ---------
                                                106,542      128,690      242,363      228,145

Other income (expense)
  Interest ................................      (1,453)        (889)      (3,532)      (7,619)
                                              ---------    ---------    ---------    ---------
    Net income (loss) before income taxes .     (35,170)     (24,886)    (102,067)     (36,986)

Income tax benefit (expense) ..............           -            -            -            -
                                              ---------    ---------    ---------    ---------
    Net Income (loss) .....................   $ (35,170)   $ (24,886)   $(102,067)   $ (36,986)
                                              =========    =========    =========    =========

Basic earnings (loss) per share ...........   $   (0.09)   $   (0.06)   $   (0.26)   $   (0.09)
                                              =========    =========    =========    =========

Diluted earnings (loss) per share .........   $       -    $       -    $       -    $       -
                                              =========    =========    =========    =========

Weighted average shares outstanding .......     391,449      391,449      391,449      391,449
                                              =========    =========    =========    =========

Diluted weighted average shares outstanding           -            -            -            -
                                              =========    =========    =========    =========

                      The accompanying notes are an integral part of these
                               consolidated financial statements.

                                                2

                                 AMERICAN LIFE HOLDING COMPANY, INC.
                                           AND SUBSIDIARY
                            Statements of Changes in Stockholders' Equity
                         For the SIx Months Ended June 30, 2006 (Unaudited)
                                                                           Accumulated
                            Common Stock     Additional                       Other
                          ----------------     Paid-In     Accumulated    Comprehensive
                          Shares    Amount     Capital       Deficit      Income (Loss)     Total
                          -------   ------   -----------   -----------    -------------   ---------
Balance January 1, 2006   391,449   $  392   $ 2,937,809   $(2,144,307)   $           -   $ 793,894
    Net loss ..........         -        -             -      (102,067)               -    (102,067)
                          -------   ------   -----------   -----------    -------------   ---------
Balance June 30, 2006 .   391,449   $  392   $ 2,937,809   $(2,246,374)   $           -   $ 691,827
                          =======   ======   ===========   ===========    =============   =========

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                                  3

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2006 (Unaudited) and 2005

                                                              June 30,
                                                        2006           2005
                                                     -----------    ------------
OPERATING ACTIVITIES:
  Net income (loss) ..............................   $  (102,067)   $   (36,986)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation and amortization ................        10,610         36,275
    Realized gains on investment securities ......             -        (17,967)
    (Increase) decrease in:
      Funds withheld at interest .................       425,745        325,022
      Accrued investment income ..................         1,672         33,369
    Increase (decrease) in:
      Contractholder funds .......................      (419,346)      (322,181)
      Accounts payable and accrued expenses ......        (6,393)       (28,585)
                                                     -----------    -----------
        Net Cash Provided by (Used in)
         Operating Activities ....................       (89,779)       (11,053)

INVESTING ACTIVITIES:
  Contract acquisition costs .....................        (4,392)        (6,276)
  Proceeds from the sale of investments ..........             -      2,276,497
  Purchase of investment securities ..............             -       (179,381)
                                                     -----------    -----------

        Net Cash Provided by (Used in)
         Investing Activities ....................        (4,392)     2,090,840

FINANCING ACTIVITIES:
  Draws on (repayments of) stockholder note ......        73,000       (668,477)
                                                     -----------    -----------

        Net Cash Provided by (Used in) Financing
         Activities ..............................        73,000       (668,477)
                                                     -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents .       (21,171)     1,411,310

Cash and Cash Equivalents, Beginning of Period ...       674,902        501,850
                                                     -----------    -----------

Cash and Cash Equivalents, End of Period .........   $   653,731    $ 1,913,160
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2006 (UNAUDITED) AND 2005
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

Interest of $0 and $36,138 was paid during the six months ended June 30, 2006 and 2005, respectively. No income taxes were paid in any period presented.

NOTE 3 - RELATED PARTY TRANSACTION

As of June 30, 2006, $173,000 was owed the principal stockholder under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate at 5.75%.

NOTE 4 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                                          2006          2005
                                                        ---------     ---------
Fixed maturities ...................................    $       -     $  34,608
Interest bearing cash ..............................        8,530         5,064
Gross investment income credited by reinsured ......      135,323       145,806
                                                        ---------     ---------
                                                          143,853       185,478
Investment expenses ................................          (25)       (4,667)
                                                        ---------     ---------
Total ..............................................    $ 143,828     $ 180,811
                                                        =========     =========

In July of 2005, all debt instruments representing obligations of states and political subdivisions and corporate debt securities were sold.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2006 (UNAUDITED) AND 2005
________________________________________________________________________________

NOTE 5 - CONTRACTHOLDER DEPOSITS

Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2006 and 2005, credited interest rates on contract liabilities ranged from 3.00% to 6.08% and from 3.00% to 6.08%, respectively for the Company's contracts, which feature variable rates after the first year.

The composition of these liabilities at June 30 2006 is presented below:

                                                       AMOUNT OF
                                       ANNUITIES        CONTRACT
               YEAR OF ISSUE            IN FORCE       LIABILITY
         ------------------------      ----------      ----------
         1997 ....................     $1,479,813      $1,479,668
         1998 ....................      3,323,844       3,323,484
         1999 ....................      2,130,775       2,130,780
         2000 ....................        218,132         218,110
         2001 ....................              -               -
                                       ----------      ----------
                                       $7,152,564      $7,152,042
                                       ==========      ==========

NOTE 6 - SUBSEQUENT EVENT

In connection with the filing of its annual audited statutory financial statements due June 1, the Company determined that there were unresolved differences between its Annual Statement, filed earlier in the year, and amounts related to funds withheld and policy reserves that management was able to confirm for the audit.

Pending final determination of audited statutory balances for the year ended December 31, 2005, as of June 29, 2006, the Company made provision for the investment of $145,000 of additional capital funding, which was deposited in its subsidiary, in order to comply with Arizona's minimum capital and surplus requirements. While the Company continues to investigate remaining unanalyzed differences, the result of its investigation is not expected to have a material effect on its financial position or results of operations for the three or six months ended June 30, 2006.

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

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the six months ended June 30, 2006 ranged from 3.0% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

RESULTS OF OPERATIONS

             SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005
                                  Six months Ended    Six months Ended       Increase/         Increase/
                                    June 30, 2006      June 30, 2005        (Decrease)        (Decrease)
                                     (unaudited)        (unaudited)       $ 2006 vs 2005    % 2006 vs 2005
                                  ----------------    ----------------    --------------    --------------
Revenues .........................   $ 143,828           $ 198,778           $(54,950)          (27.6)%
Expenses:
  Interest to contract holders ...     137,330             143,861             (6,531)           (4.5)%
  General insurance expenses .....     100,186              83,769             16,417             20.0%
  Taxes, licenses and other ......       4,847                 515              4,332               NM
                                     ---------           ---------           --------           ------
Total expenses ...................     242,363             228,145             14,218              6.2%

Other Income (expense)
  Interest expense ...............      (3,532)             (7,619)            (4,087)          (53.6)%

Net Income (loss) ................   $(102,067)          $ (36,986)            65,081              176%

         During the six months ended June 30, 2006 our total revenues include revenues from investment income. During the six months ended June 30, 2005 our total revenues included revenues from investment income as well as any realized investment gains or losses from the trading of available for sale securities. Investment income includes our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts, and available for sale securities during fiscal 2005 were part of our required regulatory capital and surplus as discussed below.

         Our total revenues for the six months ended June 30, 2006 decreased approximately $54,950, or approximately 27.6%, from the comparable period in fiscal 2005. Included in these results was a decrease of $36,983, or approximately 20.5%, in revenues from investment income, and a decrease of $17,967, or 100%, in revenues from realized investment gains. This reduction in revenues from investment income is primarily attributable to a reduction in gross investment income credited by the reinsured as well as a reduction of bond income. The following table sets forth the approximate weighted average investment balance and approximate weighted average return earned for the periods specified:
                                                           Six Month Ended
                                                               June 30,
                                                     ---------------------------
                                                         2006            2005
                                                     -----------     -----------
                                                     (unaudited)     (unaudited)

Approximate weighted average investment balance ...  $ 6,976,275     $ 8,850,000
Approximate weighted average return earned ........        4.12%           4.11%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At June 30, 2006 and December 31, 2005, the ceded portion of the contracts we reinsure was $6,843,843 and $7,269,588, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the six months ended June 30, 2006 and 2005, the credited interest rates on these contracts for each of these periods ranged from 3.0% to 6.08%. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

         The reduction in revenues from realized investment gains (losses) in the six months ended June 30, 2006 reflects the liquidation of these securities during fiscal 2005. Historically the available for sale securities had represented a portion of our required capital and surplus when American Life was domiciled in Tennessee. As a result of the reduced capital and surplus requirements in Arizona, during fiscal 2005 following the redomestication of our American Life subsidiary to Arizona, we liquidated the available for sale securities and used a portion of the proceeds to redeem our Series A Convertible Preferred Stock.

         As described elsewhere herein, based upon our current business model we do not foresee a significant increase in our revenues for fiscal 2006.

         Our total expenses for the six months ended June 30, 2006 increased $14,218, or approximately 6.2%%, from the comparable period in fiscal 2005. Included in this decrease is an increase of $6,531, or approximately 4.5% in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, increased $16,417, or approximately 20%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily as a result of an increase of professional fees. We expect that general insurance expenses will remain relatively constant during the remainder of fiscal 2006.

         Taxes, licenses and other expenses increased approximately $4,332 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase reflects the timing in payments of taxes.

         Other income (expense) represents interest paid on the revolving line of credit made to us by our principal shareholder. The reduction in interest expense for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 reflects reduced borrowings in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six months ended June 30, 2006 was $89,779 as compared to net cash used in operating activities of $11,053 for the six months ended June 30, 2005. This change was primarily attributable to:

         o  an increase in our net loss of $65,081,

         o  a decrease in depreciation and amortization of $25,665,

         o a decrease of $425,745 in funds withheld at interest together with a decrease of $419,346 in contract holder funds, both as a result of early surrenders by policy holders and terminations upon the death of policy holders,

         o  a decrease in accrued investment income of $31,697, and

         o  a decrease of $22,192 in accounts payable and accrued expenses.

         Net cash used in investing activities for the six months ended June 30, 2006 was $4,392 as compared to net cash provided by investing activities of $2,090,840 for the six months ended June 30, 2005. This change is primarily attributable to a decrease in proceeds from the sale of investments by $2,276,497 and a decrease in the purchase of investment securities of $179,381.

         Net cash provided by financing activities was $73,000 for the six months ended June 30, 2006 which represented borrowings under the revolving line of credit with our principal shareholder as compared to net cash used in financing activities of $668,477 for the six months ended June 30, 2005 which represented the repayment of loans made by our principal shareholder.

         We do not have any present commitments for capital expenditures. At June 30, 2006 we had cash of $153,731 exclusive of capital and surplus on deposit for our insurance company subsidiary. At June 30, 2006 we also had $77,000 available under the credit line extended to us by Dr. Bishop, which such line was to mature on August 30, 2006. On August 9, 2006 we extended the due date of the line of credit to August 30, 2007 and increased the maximum available to be drawn against the line from $250,000 to $300,000. We believe that our cash on hand coupled with funds available to us under the line of credit is sufficient to fund our operating costs through the balance of fiscal 2006. There are also certain uncertainties which we may face which may have an adverse impact on our liquidity in future periods, including:

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

         We have incurred cumulative losses through June 30, 2006 and at June 30, 2006, we have an accumulated deficit of $2,246,374. Because we have not had sufficient working capital to purchase additional annuity policies or otherwise expand our operations, during fiscal 2005 our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We anticipate that such a transaction would result in a change of control of our company.

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

         Because of this potential change of control of our American Life subsidiary, the insurance laws of the State of Arizona where our American Life subsidiary is domiciled require the potential purchaser of our shares to submit an application seeking approval of the change of control. The application must be approved prior to the actual change of control of our company occurring. Notwithstanding that no binding agreement has been entered into as of the date of this report, in August 2006 the third party submitted the necessary documentation to Arizona to gain approval of the change of control.

         If the State of Arizona approves the application, it is presently anticipated that the private transaction between Drs. Bishop and Bell and the third party will close as soon as practicable thereafter. It is our understanding that the approval process generally takes between 30 and 60 days from the time the initial application was submitted. While we presently do not know if Arizona will approve the third party's application, we have no reason to believe such application will not be approved and the private transaction between two of our Board members and the third party will close during the fourth quarter of fiscal 2006. If, however, the State of Arizona does not approve the application the proposed transaction will not close and our current management will continue its efforts to diversify our operations.

         If the change of control is approved, the third party has advised our management that may seek to divest our company of the American Life subsidiary, either through a sale of the company or a run off of the remaining assets, and then seek to enter into a business combination with an operating company. The third party has advised it is not a party to any agreement with a potential target and there are no assurances that it will be successful in closing such a transaction. Until we either enter into a business combination with an operating entity or otherwise divest ourselves of our American Life subsidiary, our operations will continue as they have been historically conducted. We cannot assure you that the private transaction between Drs. Bishop and Bell and the third party will close, or if closed, that the third party will divest our company of the American Life subsidiary or enter into a business combination with an operating company.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by issuing "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123(R), which required us to adopt SFAS No. 123(R) no later than January 1, 2006. Adoption of SFAS No. 123(R) did not have any current impact on our financial statements. The statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. We have no present plans to use stock-based compensation or to modify existing stock-based compensation.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2006, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On August 30, 2004 Dr. Archer W. Bishop, Jr., a principal shareholder and Chairman of our board of directors, extended to us a two year $250,000 line of credit which bears interest at the rate of prime plus one percent (1%), adjusted quarterly on each of March 31, June 30, September 30 and December 31 of each year that this Note remained outstanding. At August 9, 2006 there was $174,000 outstanding under the line of credit. We use funds available under the line of credit for general working capital. On August 9, 2006 Dr. Bishop extended the due date of the credit facility for an additional one year period and increased the amount available under the line to $300,000.

         On August 9, 2006 we borrowed an additional $145,000 from Dr. Bishop on an interest-free basis for the purpose of increasing the amount of capital and surplus of our American Life subsidiary. Previously, subsequent to American Life's acquisition of a group of annuity contracts from Allianz Life Insurance Company of North America Alliance, American Life discovered that the rates being credited to it by Allianz were incorrect. After discussions with Allianz, Allianz paid American Life approximately $70,000 representing the deficiency in the crediting amount. In conjunction with the preparation of American Life's 2005 statutory report it appears that Allianz never corrected its internal accounting to properly credit American Life for the spread between the return on the funds withheld and the amount due the annuity contractholders. This apparent error has led to a deficiency in American Life's capital and surplus of approximately $145,000. If this error by Allianz had been discovered prior to the redemption of Dr. Bishop's preferred stock in fiscal 2005, the amount of funds available for redemption would have been reduced. Dr. Bishop has agreed at such time as the investigation by Allianz is concluded should American Life receive a one-time payment from Allianz representing the deficiency in previously credited amounts, up to $145,000 of that amount will be tendered to Dr. Bishop as repayment for this advance. If the investigation determines that the amounts previously credited by Allianz to American Life's account are in fact correct, or if the amount tendered by Allianz is less than the $145,000, Dr. Bishop will forgive any deficiency due him under this $145,000 advance.

ITEM 6.  EXHIBITS

Exhibit No.                       Description
-----------                       -----------

10.1 Unsecured Revolving Credit Note dated August 9, 2006 in the principal amount of $300,000

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

                               AMERICAN LIFE HOLDING COMPANY, INC.

August 21, 2006                By: /s/ Lila K. Pfleger
                                   -------------------
                                   Lila K. Pfleger
                                   President, principal executive officer, and
                                   principal accounting and financial officer