Form 10QSB
period 2006-09-30
AMERICAN LIFE HOLDING CO INC
filed 2006-11-08
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to_________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of October 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                       AMERICAN LIFE HOLDING COMPANY, INC.

               Form 10-QSB for the period ended September 30, 2006

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

         When used in this quarterly report, the terms "American Life Holding," "we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, the American Life and Annuity Company, Inc., an Arizona corporation. When used in this quarterly report, the term "American Life" refers to our subsidiary.

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at September 30, 2006 (unaudited)
 and December 31, 2005 ......................................................  1

Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 (unaudited) .......................  2

Consolidated Statements of Changes in Stockholders' Equity at
 September 30, 2006 (unaudited) .............................................  3

Consolidated Statements of Cash Flows for the nine months ended
 September 30, 2006 and 2005 (unaudited) ....................................  4

Notes to Consolidated Financial Statements (unaudited) ......................  5

Item 2.  Management's Discussion and Analysis or Plan of Operation ..........  7

Item 3.  Controls and Procedures ............................................ 12

Part II. OTHER INFORMATION .................................................. 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
              September 30, 2006 (Unaudited) and December 31, 2005

                                                          2006          2005
                                                      -----------   -----------
ASSETS
Cash ...............................................  $   781,944   $   674,902
Accrued investment income ..........................            -         1,672
Funds withheld at interest subject to restrictions .    6,618,588     7,269,588
Unamortized policy acquisition costs ...............      518,955       529,278
                                                      -----------   -----------

                                                      $ 7,919,487   $ 8,475,440
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ............................  $ 6,934,657   $ 7,571,910
Note payable .......................................      323,000       100,000
Accounts payable and accrued expenses ..............       15,428         9,636
                                                      -----------   -----------
         Total Liabilities .........................    7,273,085     7,681,546

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
 100,000,000 shares authorized;
 issued and outstanding, 391,449 shares ............          392           392
Additional paid-in capital .........................    2,937,809     2,937,809
Accumulated deficit ................................   (2,291,799)   (2,144,307)
                                                      -----------   -----------
                                                          646,402       793,894
                                                      -----------   -----------

                                                      $ 7,919,487   $ 8,475,440
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN LIFE HOLDING COMPANY, INC.
                                       AND SUBSIDIARY
                           Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

                                               Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                                2006        2005        2006        2005
                                             ---------   ---------   ---------   ---------
Revenues
  Investment income .......................  $  66,392   $  86,205   $ 210,220   $ 267,016
  Realized investment gains (losses) ......          -           -           -      17,967
                                             ---------   ---------   ---------   ---------
                                                66,392      86,205     210,220     284,983
Expenses
  Interest to contractholders .............     66,561      69,678     203,891     213,539
  General insurance expenses ..............     42,719      53,814     142,905     137,583
  Taxes, licenses and other ...............          -         303       4,847         818
                                             ---------   ---------   ---------   ---------
                                               109,280     123,795     351,643     351,940

Other income (expense)
  Interest ................................     (2,537)        (94)     (6,069)     (7,713)
                                             ---------   ---------   ---------   ---------
      Net income (loss) before income taxes    (45,425)    (37,684)   (147,492)    (74,670)


Income tax benefit (expense) ..............          -           -           -           -
                                             ---------   ---------   ---------   ---------
      Net Income (loss) ...................  $ (45,425)  $ (37,684)  $(147,492)  $ (74,670)
                                             =========   =========   =========   =========

Basic earnings (loss) per share ...........  $   (0.12)  $   (0.10)  $   (0.38)  $   (0.19)
                                             =========   =========   =========   =========

Diluted earnings (loss) per share .........  $      na   $      na   $      na   $      na
                                             =========   =========   =========   =========


Weighted average shares outstanding .......    391,449     391,449     391,449     391,449
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

                                             2

                                  AMERICAN LIFE HOLDING COMPANY, INC.
                                            AND SUBSIDIARY
                             Statements of Changes in Stockholders' Equity
                       For the Nine Months Ended September 30, 2006 (Unaudited)

                                                                              Accumulated
                               Common Stock     Additional                       Other
                             ----------------     Paid-In     Accumulated    Comprehensive
                             Shares    Amount     Capital       Deficit      Income (Loss)     Total
                             -------   ------   -----------   -----------    -------------   ---------
Balance January 1, 2006 ..   391,449   $  392   $ 2,937,809   $(2,144,307)   $           -   $ 793,894

   Net loss ..............         -        -             -      (147,492)               -    (147,492)
                             -------   ------   -----------   -----------    -------------   ---------

Balance September 30, 2006   391,449   $  392   $ 2,937,809   $(2,291,799)   $           -   $ 646,402
                             =======   ======   ===========   ===========    =============   =========

                         The accompanying notes are an integral part of these
                                  consolidated financial statements.

                                                   3

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2006 and 2005 (Unaudited)

                                                             September 30,
                                                          2006          2005
                                                      -----------   -----------
OPERATING ACTIVITIES:
  Net income (loss) ................................  $  (147,492)  $   (74,670)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation and amortization ..................       15,986        41,005
    Realized gains on investment securities ........            -       (17,967)
    (Increase) decrease in:
      Funds withheld at interest ...................      651,000       392,019
      Accrued investment income ....................        1,672        33,369
    Increase (decrease) in:
      Contractholder funds .........................     (637,253)     (400,821)
      Accounts payable and accrued expenses ........        5,792       (22,043)
                                                      -----------   -----------

          Net Cash Used in
           Operating Activities ....................     (110,295)      (49,108)

INVESTING ACTIVITIES:
  Contract acquisition costs .......................       (5,663)       (9,012)
  Proceeds from the sale of investments ............            -     2,276,497
  Purchase of investment securities ................            -      (179,381)
                                                      -----------   -----------

          Net Cash Provided by (Used in)
           Investing Activities ....................       (5,663)    2,088,104

FINANCING ACTIVITIES:
  Redemption of temporary equity ...................            -    (1,250,000)
  Draws on (repayments of) stockholder note ........      223,000      (686,977)
                                                      -----------   -----------

          Net Cash Provided by (Used in)
           Financing Activities ....................      223,000    (1,936,977)
                                                      -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents ...      107,042       102,019

Cash and Cash Equivalents, Beginning of Period .....      674,902       501,850
                                                      -----------   -----------

Cash and Cash Equivalents, End of Period ...........  $   781,944   $   603,869
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

Interest of $0 and $36,232 was paid during the nine months ended September 30, 2006 and 2005, respectively. No income taxes were paid in any period presented.

NOTE 3 - RELATED PARTY TRANSACTION

As of September 30, 2006, an aggregate of $323,000 was owed the principal stockholder. Of this amount, $178,000 is due under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate at 5.75%, and the balance of $145,000 is due under a non-interest bearing note.

NOTE 4 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                                          2006           2005
                                                        ---------     ---------

Fixed maturities ...................................    $       -     $  33,114
Interest bearing cash ..............................       14,424         8,891
Gross investment income credited by reinsured ......      195,801       231,356
                                                        ---------     ---------
                                                          210,245       273,361
Investment expenses ................................          (25)       (6,345)
                                                        ---------     ---------
Total ..............................................    $ 210,220     $ 267,016
                                                        =========     =========

In July 2005, all debt instruments representing obligations of states and political subdivisions and corporate debt securities were sold.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
________________________________________________________________________________

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

The composition of these liabilities at September 30, 2006 is presented below:

                                                       AMOUNT OF
                                       ANNUITIES        CONTRACT
               YEAR OF ISSUE            IN FORCE       LIABILITY
               -------------           ----------      ----------

                  1997                 $1,267,592      $1,267,459
                  1998                  3,322,629       3,320,891
                  1999                  2,124,451       2,124,430
                  2000                    219,985         219,962
                  2001                          -               -
                                       ----------      ----------
                                       $6,934,657      $6,932,742
                                       ==========      ==========

NOTE 6 - RECLASSIFICATION

Certain amounts from the September 30, 2005 condensed consolidated financial statements have been reclassified to conform to the presentation of the September 30, 2006 condensed consolidated financial statements.

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

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the nine months ended September 30, 2006 ranged from 3.0% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                 Nine months Ended     Nine months Ended        Increase/         Increase/
                                 September 30, 2006    September 30, 2005      (Decrease)        (Decrease)
                                    (unaudited)           (unaudited)        $ 2006 vs 2005    % 2006 vs 2005
                                 ------------------    ------------------    --------------    --------------
Revenues ........................    $ 210,220             $ 284,983            $(74,763)          (26.2)%
Expenses:
   Interest to contract holders .      203,891               213,539              (9,648)           (4.5)%
   General insurance expenses ...      142,905               137,583               5,322             3.9%
   Taxes, licenses and other ....        4,847                   818               4,029             492%
                                     ---------             ---------            --------           -------
Total expenses ..................      351,643               351,940                (297)             NM

Other Income (expense)
   Interest expense .............       (6,069)               (7,713)             (1,644)          (21.3)%

Net income (loss) ...............    $(147,492)            $ (74,670)             72,822           (97.5)%

NM = not meaningful

         During the nine months ended September 30, 2006 our total revenues include revenues from investment income. During the nine months ended September 30, 2005 our total revenues included revenues from investment income as well as any realized investment gains or losses from the trading of available for sale securities. Investment income includes our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts, and available for sale securities during fiscal 2005 were part of our required regulatory capital and surplus as discussed below.

         Our total revenues for the nine months ended September 30, 2006 decreased approximately $74,800, or approximately 26%, from the comparable period in fiscal 2005. Included in these results was a decrease of $56,800, or approximately 20%, in revenues from investment income, and a decrease of $17,967 or 100%, in revenues from realized investment gains. This reduction in revenues from investment income is primarily attributable to a reduction in gross investment income credited by the reinsured as well as a reduction of bond income. The following table sets forth the approximate weighted average investment balance and approximate weighted average return earned for the periods specified:

                                                          Nine Month Ended
                                                            September 30,
                                                    ----------------------------
                                                       2006              2005
                                                    -----------      -----------
                                                    (unaudited)      (unaudited)

Approximate weighted average investment balance..   $ 7,114,613      $ 8,347,367
Approximate weighted average return earned ......         3.94%            4.24%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At September 30, 2006 and December 31, 2005, the ceded portion of the contracts we reinsure was $6,618,588 and $7,269,588, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For the nine months ended September 30, 2006 and 2005, the credited interest rates on these contracts for each of these periods ranged from 3.0% to 6.08%. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

         The reduction in revenues from realized investment gains (losses) in the nine months ended September 30, 2006 reflects the liquidation of these securities during fiscal 2005. Historically the available for sale securities had represented a portion of our required capital and surplus when American Life was domiciled in Tennessee. As a result of the reduced capital and surplus requirements in Arizona, during fiscal 2005 following the redomestication of our American Life subsidiary to Arizona, we liquidated the available for sale securities and used a portion of the proceeds to redeem our Series A Convertible Preferred Stock.

         As described elsewhere herein, based upon our current business model we do not foresee a significant increase in our revenues for fiscal 2006.

         Our total expenses for the nine months ended September 30, 2006 remained relatively constant from the nine months ended September 30, 2005. Included in our expenses during the fiscal 2006 period is an decrease of $9,648, or approximately 4.5%, in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, increased $5,332, or approximately 3.9%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily as a result of an increase of professional fees. We expect that general insurance expenses will remain relatively constant during the remainder of fiscal 2006.

         Taxes, licenses and other expenses increased approximately $4,000 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase reflects the timing in payments of taxes.

         Other income (expense) represents interest paid on the revolving line of credit made to us by our principal shareholder. The reduction in interest expense for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 reflects reduced borrowings in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

                                       September                 $ of      % of
                                       30, 2006     December    change    change
                                      (unaudited)   31, 2005    (+/-)
                                      -----------  ----------  ---------  ------

Cash ...............................   $  781,944  $  674,902   107,042   +15.8%
Funds withheld at interest .........   $6,618,588  $7,269,588  (651,000)  - 8.9%
Unamortized policy acquisition costs   $  518,955  $  529,278   (10,323)  - 1.9%
Total assets .......................   $7,919,487  $8,475,440  (555,953)  - 6.6%
Contractholders deposits ...........   $6,934,657  $7,571,910  (637,253)  - 8.4%
Notes payable ......................   $  323,000  $  100,000   223,000   + 223%
Total liabilities ..................   $7,273,085  $7,681,546  (408,461)  - 5.3%
Shareholders' equity ...............   $  646,402  $  793,894  (147,492)  -18.6%

         Net cash used in operating activities for the nine months ended September 30, 2006 was $110,295 as compared to net cash used in operating activities of $49,108 for the nine months ended September 30, 2005. This change was primarily attributable to:

         o  an increase in our net loss of $72,822,

         o  a decrease in depreciation and amortization of $25,019,

         o a decrease of $651,000 in funds withheld at interest together with a decrease of $637,253 in contract holder funds, both as a result of early surrenders by policy holders and terminations upon the death of policy holders,

         o  a decrease in accrued investment income of $31,697, and

         o  an increase of $27,835 in accounts payable and accrued expenses.

         Net cash used in investing activities for the nine months ended September 30, 2006 was $5,663 as compared to net cash provided by investing activities of $2,088,104 for the nine months ended September 30, 2005. This change is primarily attributable to a decrease in proceeds from the sale of investments by $2,276,497 and a decrease in the purchase of investment securities of $179,381.

         Net cash provided by financing activities was $223,000 for the nine months ended September 30, 2006 which represented borrowings under the revolving line of credit with our principal shareholder and an additional advance from our principal shareholder as compared to net cash used in financing activities of $686,977 for the nine months ended September 30, 2005 which represented the repayment of loans made by our principal shareholder.

         We do not have any present commitments for capital expenditures. At September 30, 2006 we had cash of $781,944 exclusive of capital and surplus on deposit for our insurance company subsidiary. At September 30, 2006 we also had approximately $122,000 available under the credit line extended to us by Dr. Bishop, which such line matures on August 30, 2007. We believe that our cash on hand coupled with funds available to us under the line of credit is sufficient to fund our operating costs through the balance of fiscal 2006. There are also certain uncertainties which we may face which may have an adverse impact on our liquidity in future periods, including:

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

         We have incurred cumulative losses through September 30, 2006 and at September 30, 2006, we have an accumulated deficit of $2,291,799. Because we have not had sufficient working capital to purchase additional annuity policies or otherwise expand our operations, during fiscal 2005 our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We anticipate that such a transaction would result in a change of control of our company. Based upon initial indications, it appears that the continued operation of our American Life subsidiary hinders our ability to close such a business combination due to the regulatory requirements involving a change of control of our company unless the target company happens to operate in the insurance industry and is therefore familiar with the requirements.

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

         If the change of control is approved, the third party has advised our management that it may seek to divest our company of the American Life subsidiary, either through a sale of the company or a run off of the remaining assets, and then seek to enter into a business combination with an operating company. The third party has advised it is not a party to any agreement with a potential target and there are no assurances that it will be successful in closing such a transaction. Until we either enter into a business combination with an operating entity or otherwise divest ourselves of our American Life subsidiary, our operations will continue as they have been historically conducted. We cannot assure you that the private transaction between Drs. Bishop and Bell and the third party will close, or if closed, that the third party will divest our company of the American Life subsidiary or enter into a business combination with an operating company.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

Exhibit  Description
No.

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

                                     AMERICAN LIFE HOLDING COMPANY, INC.

November 1, 2006                     By: /s/ Lila K. Pfleger
                                         -------------------
                                         Lila K. Pfleger
                                         President, principal executive officer,
                                         and principal accounting
                                         and financial officer