Form 10KSB
period 2006-12-31
AMERICAN LIFE HOLDING CO INC
filed 2007-04-17
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 000-50196

                       American Life Holding Company, Inc.
                       -----------------------------------
                 (Name of small business issuer in its charter)

            Florida                                              52-2177342
            -------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4823 Old Kingston Pike, Suite 140, Knoxville, TN                    37919
------------------------------------------------                    -----
    (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (865)588-8228
                                               -------------

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class         Name of each exchange on which registered

           None                                  not applicable
           ----                                  --------------

         Securities registered under Section 12(g) of the Exchange Act:

                     common stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

State issuer's revenues for its most recent fiscal year. $ 265,637 for the fiscal year ended December 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $0 on April 11, 2007

State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 391,449 shares of common stock are issued and outstanding as of April 11, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Form (check one):  Yes _____     No __X__

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Part I., Item 1. Description of Business - Risk Factors. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                           OTHER PERTINENT INFORMATION

         When used in this annual report, the terms "American Life Holding," " we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, the American Life and Annuity Company, Inc., an Arizona corporation. When used in this annual report, the term "American Life" refers to our subsidiary.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR BUSINESS

         We are a reinsurer of single premium deferred annuity and flexible premium deferred annuity contracts for tax qualified and non-qualified investments. The annuity contracts which we reinsure are subject to discretionary surrender or withdrawal by our customers. These policies and contracts represent assumed reinsurance with Allianz Life Insurance Company of North America ("Allianz Life") and Hannover Life Reassurance Company of America ("Hannover Life"). When an insurance company agrees to assume the insurance risk of another insurance company, this transfer of liability is known as assumed reinsurance. The assuming insurance company, or the reinsurer, puts its assets at risk for the opportunity to participate in the earnings of the assumed policies. Under our arrangement with these companies, we accepted a portion of the liability under these annuity policies and in return received a proportionate amount of the asset of those policies. On our behalf these companies invest premiums and deposits to provide cash flow that we use to fund future benefits and expenses.

         When the policies were sold by the insurance company, the purchasers of those policies paid for the policy on the front end, and depending upon the policy purchased, were either guaranteed a fixed or variable return over the life of the policy. Our total revenues include revenues generated from investment income which are handled on a funds withheld basis by Allianz Life or Hannover Life. When an insurance company holds the assets of another insurance company and revenues are generated by those assets, those assets and revenues are held on a "funds withheld basis." Generally, a larger insurance company, such as Allianz Life or Hannover Life, will hold the assets for smaller, less creditworthy insurance company, such as ours. This arrangement allows the smaller company to participate in reinsurance transactions and also permits it to participate in the larger insurance company's bond selection and portfolio management.

         Under our agreements with Allianz Life and Hannover Life, we paid our pro-rata share of the acquisition costs of the annuity contracts and put the assets, represented by the ceded portion of the annuity contracts, at risk. If the gross investment income from these assets is not sufficient to pay the guaranteed return, we are at risk for the difference. In turn, any surplus between these two amounts represents investment spread to us.

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

         When we acquired our annuity contracts, we deferred a portion of the related acquisition costs by establishing a deferred acquisition cost asset on our balance sheet. This asset is amortized over the expected term of the acquired annuity contract based on certain assumptions related to the contract. To the extent surrender, withdrawal or recapture activity is greater than we assumed, we may incur a non-cash charge to write down the deferred acquisition costs asset, which may be partially offset by recapture of agents' commissions and/or surrender charges.

         Although we are currently licensed by the State of Arizona to accept life, health and annuity insurance risks on either a primary or reinsurance basis, our operations have historically been limited to reinsurance of annuity policies whereby we assumed a ceded portion of liabilities under annuity policies which have been issued by Allianz Life and Hannover Life. We currently reinsure single premium and flexible premium fixed annuity contracts. Under the terms of these contracts, the contract holders can terminate the contract at any time. We are then required to return the principal together with any accrued but unpaid interest to the contract holder. Because we have incurred costs in acquiring these annuity contracts, the annuity contracts impose penalties against interest and we may recapture agents' commissions to offset contract termination costs in the initial policy years. The penalties are calculated in advance of the initial policy sale and are sufficient to cover the acquisition costs.

         Since October 2001, no additional annuity polices have been purchased because we have not had sufficient working capital to purchase additional policies.

         Because we do not presently have sufficient working capital to purchase additional annuity policies or otherwise expand our operations, during fiscal 2005 our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We anticipate that such a transaction will result in a change of control of our company. In February 2006 two members of our Board of Directors who collectively control approximately 70% of our outstanding common stock entered into a non-binding agreement to sell their shares in our company to a third party. In October 2006 the parties executed a stock purchase agreement, the closing of which is conditioned solely upon the approval by the Arizona Department of Insurance. If closed, this transaction will result in a change of control of our company and, as American Life is a wholly-owned subsidiary of our company, an ultimate change of control of that company. Because of this potential change of control of our American Life subsidiary, the insurance laws of the State of Arizona where our American Life subsidiary is domiciled require the potential purchaser of our shares to submit an application seeking approval of the change of control. The application must be approved prior to the actual change of control of our company occurring. The third party has submitted its application to the State of Arizona and the application is currently in the review process.

         If the State of Arizona approves the application, it is presently anticipated that the private transaction between Drs. Bishop and Bell and the third party will close as soon as practicable thereafter. While we presently do not know if the State of Arizona Department of Insurance will approve the third party's application, we have no reason to believe such application will not be approved and the private transaction between two of our Board members and the third party will close during the second quarter of fiscal 2007. If, however, the State of Arizona does not approve the application the proposed transaction will not close and our current management will continue its efforts to diversify our operations.

         If the change of control is approved by the State of Arizona, the third party initially advised our management that it intended to divest our company of the American Life subsidiary, either through a sale of the company or a run off of the remaining assets, and then seek to enter into a business combination with an operating company. As a result of its investigation into possible business lines for our company, this third party has subsequently determined that following the approval of the change of control by the State of Arizona that it intends to continue to operate our American Life subsidiary as it is presently operated while it evaluates various business opportunities for the expansion of our operations into additional insurance and/or insurance related businesses. Upon the completion of its evaluation, the third party will submit a business plan to the Arizona Department of Insurance which will describe its intent with respect to our American Life subsidiary. There are presently no binding agreements or understandings at this time with any third parties regarding an expansion of our American Life subsidiary's operations, nor is there any binding agreements or understandings with the third party acquiring our shares to fund the operations of our company and American Life after the purchase price is paid for the shares.

         Until closing of the pending change of control transaction, our operations will continue as they have been historically conducted. We cannot assure you that the private transaction between Drs. Bishop and Bell and the third party will close, nor can we assure you that if closed, that the third party will expand our insurance operations. It is possible that following its evaluation of our operations it may choose to divest our company of the American Life subsidiary and enter into a business combination with an operating company in some other line of business.

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

REINSURANCE TREATIES

         We are a party to reinsurance treaties, or contracts, with Allianz Life, the North American representative of one of the 10 largest insurance organizations in the world, and Hannover Life Reassurance Company of America. Under these agreements, the reinsured ceded to us 15% of its liability under certain annuity policies, not to exceed the State of Arizona's statutory limit based upon our then available capital and surplus. The reinsurance is facilitated through a funds withheld co-insurance agreement wherein Allianz Life or Hannover Life (depending upon where we acquired the policies) withholds the portion of the annuity funds which are to be reinsured by us and invests them in fixed-rate investments on our behalf. While these funds are maintained and invested by Allianz Life or Hannover Life, they are our assets. These funds are invested in fixed-rate products such as investment grade corporate and government bonds which will guarantee a return to us which exceed the interest rate payable on the underlying fixed-rate annuity contract. For the years ended December 31, 2006 and 2005, we earned $245,100 and $304,450 (approximate yields of 4.1% and 4.8% before ceding allowances), respectively, on the funds withheld under our coinsurance agreements. Amounts credited to contract holders totaled $265,881 and $287,650 for 2006 and 2005, with an average crediting rate to contract holders of 3.8% and 3.7%, respectively.

         As indicated previously, these reinsurance treaties were made on a "funds withheld coinsurance basis." Under this approach, the appropriate share of premiums on each annuity is invested by Allianz Life or Hannover Life on our behalf in investment grade fixed-income securities. This portion of the premiums is held in an account on our behalf and Allianz Life or Hannover Life actually establishes a liability on its books for the amounts of investments owned by us and the balance in our funds withheld account is adjusted by the reinsured on a monthly basis. The monthly adjustment is computed by deducting the total amount of the statutory reserves on the last day of the preceding month on the portions of the policies subject to the reinsurance agreement from the total amount of the statutory reserves on the last day of the current month on the portions of the policies reinsured thereunder. The reinsured also credits investment income to us monthly on that portion of the investments subject to the agreement. We carry the portion of the securities held on our behalf by Allianz Life or Hannover Life as an asset on our financial books and records.

         We entered into the agreement with Allianz Life effective December 1, 1996. We reimburse Allianz Life for certain acquisition costs incurred by it related to the policies we reinsure, including commissions ranging from 2.25% to 7.25% depending upon the type of policy written, together with administrative allowances in amounts ranging from 0.85% for the first $25,000,000 of premiums collected to 0.625% for all premium collected in excess of $50,000,000. These amounts are reflected on our balance sheet as "Deferred acquisition costs" and are expensed by us over the life of the annuity contracts. We pay Allianz Life a ceding allowance of 60 basis points on the earned income for the $6.5 million block of annuity contracts we acquired in October 2001. We also reimburse Allianz Life for any state premium taxes or any state guaranty fund assessments which it may be required to pay on that portion of the annuity contracts reinsured by us. This agreement can be terminated by either party upon 90 days prior written notice with respect to reinsurance not yet in place. After any termination of the agreement, we will still remain responsible on all reinsurance placed under the agreement until the termination or expiration of the insurance reinsured. Allianz Life may also terminate this agreement upon 90 days written notice with respect to policies which have attained the fifteenth or any subsequent anniversary of having been reinsured under the agreement.

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

GOVERNMENT REGULATION

         Our American Life subsidiary is subject to regulations of the State of Arizona, the jurisdiction in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. None of these requirements apply to American Life Holding. As set forth below, the minimum capital requirements in the State of Arizona are $500,000,in capital and surplus and at December 31, 2006 American Life's capital and surplus met the minimum amounts in the aggregate. Under the insurance laws of the State of Arizona, our American Life subsidiary cannot pay dividends nor make distributions without the prior approval of the Arizona Insurance Department. Intercompany transactions between American Life and American Life Holding are subject to the following standards:

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

CAPITAL REQUIREMENTS

         American Life is required by the State of Arizona to maintain minimum capital and surplus of $500,000. Its statutory capital and surplus at December 31, 2006 was $575,505. In addition, valuation reserves are imposed by Arizona state statutes which have restrictions on retained earnings. Restrictions on retained earnings under these valuation reserves were approximately $19,000 at December 31, 2006.

         Under the laws of the State of Arizona, the types of instruments in which American Life may invest its capital and surplus are limited to government securities, bonds and certain equity securities. At December 31, 2006 its capital and surplus are invested in an Evergreen Institutional Treasury Money Market Fund.

EMPLOYEES

         As of April 11, 2007, we had one employee, Mrs. Pfleger, our President and the president of our American Life subsidiary. Mrs. Pfleger is involved in other full-time business activities and devotes her time and attention to our business on a part-time basis as needed.

OUR HISTORY

         We were formed in Florida in May 1998 originally under the name B&B Capital Group, Inc. In June 2002 the shareholders of American Life exchanged a total of 319,799 shares of common stock, which was 100% of the issued and outstanding shares of American Life common stock, for 319,799 shares of our common stock. In addition, warrants to purchase an aggregate of 11,000 shares of common stock of American Life were exchanged for warrants to purchase a like number of shares of common stock in our company. Following the share exchange, in July 2002 we changed our name to American Life Holding Company, Inc.

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

WE HAVE REPORTED LIMITED REVENUES TO DATE AND WE REPORTED A NET LOSS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005. THERE ARE NO ASSURANCES THAT WE WILL BE PROFITABLE IN FUTURE QUARTERS OR BE ABLE TO INCREASE OUR REVENUES IN FUTURE PERIODS.

         We reported revenues of $265,637 and $365,307 for the fiscal years ended December 31, 2006 and 2005, respectively. We reported net losses of $191,765 and $109,184 for the years ended December 31, 2006 and 2005. While our revenues for fiscal 2006 decreased approximately 27% from fiscal 2005, our net loss increased approximately 76% from fiscal 2005 to fiscal 2006 primarily as a result of the decrease in our revenues. Our liquidity will continue to be diminished in the event of a continuing decline in our revenues as well as continuing net losses in future periods. At December 31, 2006 we had approximately $750,000 in cash, which includes approximately $500,000 of capital and surplus of our American Life subsidiary which is not available to us for our operating expenses. Other than the $300,000 line of credit, of which approximately $120,000 remains available, which has been extended to us by Dr. Bishop, our Chairman and principal shareholder, and which terminates and will mature in August 2007, we currently have no outside sources of liquidity. At December 31, 2006, $180,500 had been advanced to us under this line of credit and remains outstanding. We believe that this line of credit is sufficient to provide working capital to us based upon our present level of operations.

         As a result of our current level of operations, our ability to generate increased revenues in fiscal 2007 is unlikely and without growth in revenues we will not be able to generate a positive cash flow or otherwise become profitable. While we believe we have sufficient working capital available to us to sustain our current level of operations, should our revenues significantly decline in fiscal 2007 or if we are unable to obtain additional capital after August 2007, we may be unable to pay our operating expenses which could force us to significantly curtail or cease our operations.

WE FACE A VARIETY OF RISKS RELATED TO FLUCTUATING INTEREST RATES, INCLUDING NOT EARNING SUFFICIENT INVESTMENT INCOME TO PAY OUR OPERATING EXPENSES, THE MAJORITY OF WHICH ARE BEYOND OUR CONTROL. IF INTEREST RATES DECLINE, OUR CAPITAL AND SURPLUS COULD DECLINE. IF INTEREST RATES CONTINUE TO RISE, OUR CONTRACT HOLDERS MAY TERMINATE THEIR CONTRACTS. IN EITHER EVENT, WE WOULD BE REQUIRED TO REDUCE THE AMOUNT OF ANNUITY CONTRACTS WE REINSURE WHICH WOULD REDUCE OUR REVENUES AND POTENTIALLY RESULT IN INCREASED OPERATING LOSSES.

         Our total revenues include revenues from investment income. Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts. Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. During periods of rising interest rates, we may be unable to take full advantage of the spread between earnings on our investments and costs associated with annuity contracts because our contract holders may elect to terminate the existing contracts and obtain replacement contracts with higher guaranteed yield contracts. Therefore, we may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts. The annuity contracts which have been ceded to us generally guarantee a minimum annual interest rate of 3.0% which we pay to the contract holders. For fiscal 2006 our investment income was less than the amount of interest we paid to on the annuity contracts. If the amount of revenues we generate from investment income, which includes the funds withheld by the ceding companies that are included in their investment portfolios which are generally invested in high grade corporate bonds and government securities, are not sufficient to pay the interest to the contract holders our revenues would be adversely affected and our liquidity will suffer. In addition, if we were unable to generate sufficient revenues to pay the interest to our contract holders, we would be required to use a portion of our capital and surplus to pay this interest. Depending upon the amounts necessary, which we are unable to predict at this time given the hypothetical nature of this assumption, we may not have sufficient capital and surplus to continue the amount of annuity contracts we presently reinsure. In that event, our future revenues would decline, we could suffer operating losses and the future viability of our company would be at risk.

WE DO NOT MAINTAIN CONTROL OF THE INVESTED ASSETS UNDERLYING OUR ANNUITY CONTRACTS. POOR MANAGEMENT OF THE INVESTED ASSETS BY THE CEDING COMPANIES WILL RESULT IN OPERATING LOSSES FOR US IN FUTURE PERIODS AND THESE ASSETS COULD BE AT RISK IN THE EVENT OF THE INSOLVENCY OF THE CEDING COMPANY.

         We have entered into reinsurance agreements with two companies in which the ceding insurance company retains the assets supporting the ceded annuity contracts and manages them for our account. As of December 31, 2006 $6,201,263 of assets were held by ceding companies and are reflected on our balance sheet as funds withheld at interest subject to restrictions. Although the ceding companies must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. If the ceding company should either select investments which deviate from our agreed standards or perform poorly in the management of these assets, because revenues from these investments represents a significant portion of our total revenues, it is likely that we would report losses from operations in future periods. In addition, these assets are not segregated from the ceding companies' other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurers. Any inability on our part to recover all of these assets would likewise result in our insolvency, in which event we would be required to cease operations.

WE WILL NEED ADDITIONAL CAPITAL TO INCREASE OUR REVENUES WHICH WE MAY NOT BE ABLE TO OBTAIN.

         We do not have sufficient capital to purchase additional annuity contracts or otherwise increase our revenues. We will need additional capital to expand our current business; however, we are not currently seeking additional capital and our present management has no present plans to do so.

         As discussed elsewhere herein, there is a pending transaction in which our principal shareholders will sell their shares in our company to an entity which will then seek to expand our current business. In order to undertake this strategy, assuming the change of control transaction is closed, of which there are no assurances, it is likely that our new management will seek to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms, if at all. If we are unable to obtain sufficient financing if and when needed, it is unlikely that we will be able to increase our revenues. If we are unable to increase our revenues, it is unlikely that we will ever attain any consistent level of profitability or otherwise grow our business and, in the absence of obtaining sufficient financing, would be required to curtail or cease our operations.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

         At December 31, 2006, we had outstanding borrowings of approximately $180,000 under a credit line promissory note due August 2007. No assurance can be given that faced with the future principal repayment and interest obligation under the note, our cash flow from operations or external financing will be available or sufficient to enable us to meet our financial obligation. If we are unable to meet our financial obligation, the lender could obtain a judgment against us in the amount of the note and foreclose on our assets. Such foreclosure would materially and adversely affect our ability to conduct our business. in which case we could be forced to cease operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 2003, our common stock has been quoted on the OTCBB under the symbol ALFE. The reported range of high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter- dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                       High             Low
                                                       ----             ---
Fiscal 2005

January 1, 2005 through March 31, 2005                  $0               $0
April 1, 2005 through June 30, 2005                     $0               $0
July 1, 2005 through September 30, 2005                 $0               $0
October 1, 2005 through December 31, 2005               $0               $0

Fiscal 2006

January 1, 2006 through March 31, 2006                  $0               $0
April 1, 2006 through June 30, 2006                     $0               $0
July 1, 2006 through September 30, 2006                 $0               $0
October 1, 2006 through December 31, 2006               $0               $0

Fiscal 2007

January 1, 2007 through March 31, 2007                  $0               $0

         On April 11, 2007, the last sale price of our common stock as reported on the OTCBB was $0. As of April 11, 2007, there were approximately 53 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

         While we have no current intention of paying dividends on our common stock, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our American Life subsidiary In addition, our American Life subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of regulatory restrictions imposed by the Arizona Department of Insurance.

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

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the fiscal year ended December 31, 2006 ranged from 3.0% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED DECEMBER 31, 2006 ("FISCAL 2006") AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2005 ("FISCAL 2005")

                                    FISCAL YEAR ENDED       $ CHANGE    % CHANGE
                                       DECEMBER 31,         2006 VS     2006 VS
                                     2006         2005        2005        2005
                                  ---------    ---------    --------    --------

Revenues .....................    $ 265,637    $ 365,307    (99,670)     -27.3%
Expenses:
  Interest to contract holders      265,881      287,650    (21,769)      -7.6%
  General insurance expenses .      178,014      177,601        413          NM
  Taxes, licenses and other ..        4,847          818      4,029          NM
                                  ---------    ---------
Total expenses ...............      448,742      466,069    (17,327)      -3.7%

Other Income (expense)
  Interest expense ...........       (8,660)      (8,422)       218          NM

Net income (loss) ............    $(191,765)   $(109,184)    82,581       75.6%

NM = not meaningful

         During Fiscal 2006 our total revenues include revenues from investment income. During Fiscal 2005 our total revenues included revenues from investment income as well as any realized investment gains or losses from the trading of available for sale securities. Investment income includes our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts, and available for sale securities during fiscal 2005 were part of our required regulatory capital and surplus as discussed below.

         Our total revenues for Fiscal 2006 decreased approximately $99,700, or approximately 27%, from Fiscal 2005. Included in these results was a decrease of $81,703, or approximately 23%, in revenues from investment income, and a decrease of $17,967, or 100%, in revenues from realized investment gains. This reduction in revenues from investment income is primarily attributable to a reduction in gross investment income credited by the reinsured, as a result of a reduction in the gross number of annuity contracts which we reinsure, as well as a reduction of bond income. The following table sets forth the approximate weighted average investment balance and approximate weighted average return earned for the periods specified:

                                                  FISCAL YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                        2006         2005
                                                        ----         ----

Approximate weighted average investment balance ..   $7,541,728    $7,681,677
Approximate weighted average return earned .......        3.52%         4.76%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At December 31, 2006 and December 31, 2005, the ceded portion of the contracts we reinsure was $6,201,263 and $7,269,588, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For Fiscal 2006 and Fiscal 2005, the credited interest rates on these contracts for each of these periods ranged from 3.0% to 6.08%. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions.

         The reduction in revenues from realized investment gains (losses) in Fiscal 2006 reflects the liquidation of these securities during Fiscal 2005. Historically the available for sale securities had represented a portion of our required capital and surplus when American Life was domiciled in Tennessee. As a result of the reduced capital and surplus requirements in Arizona, during Fiscal 2005 following the redomestication of our American Life subsidiary to Arizona, we liquidated the available for sale securities and used a portion of the proceeds to redeem our Series A Convertible Preferred Stock.

         As described elsewhere herein, based upon our current business model we do not foresee an increase in our revenues for Fiscal 2007.

         Our total expenses for Fiscal 2006 declined approximately 4% from Fiscal 2005. Included in our expenses during Fiscal 2006 is a decrease of $21,769, or approximately 7.6%, in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during Fiscal 2006 as compared to Fiscal 2005 as a result of discretionary surrender by the policy holder or the death of the policy holder. General insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs remained relatively constant for Fiscal 2006 as compared Fiscal 2005.

         Taxes, licenses and other expenses increased approximately $4,000 for Fiscal 2006 as compared to Fiscal 2005. This increase reflects the timing in payments of taxes.

         Other income (expense) represents interest paid on the revolving line of credit made to us by our principal shareholder. The increase in interest expense for Fiscal 2006 as compared to Fiscal 2005 reflects increased borrowings in Fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2006 and 2005:

                                                                             $ OF
                                         DECEMBER 31,    DECEMBER 31,       CHANGE          % OF
                                             2006            2005            (+/-)         CHANGE
                                         ------------    ------------     ----------       ------
Cash ...............................      $  754,382      $  674,902          79,480       +11.8%
Funds withheld at interest .........      $6,201,263      $7,269,588      (1,068,325)      -14.7%
Unamortized policy acquisition costs      $  482,065      $  529,278         (47,213)       -8.9%
Total assets .......................      $7,437,710      $8,475,440      (1,037,730)      -12.2%
Contractholders deposits ...........      $6,498,525      $7,571,910      (1,073,385)      -14.2%
Notes payable ......................      $  325,500      $  100,000         225,500        +225%
Total liabilities ..................      $6,835,581      $7,681,546        (845,965)        -11%

         Net cash used in operating activities for Fiscal 2006 was $137,910 as compared to net cash used in operating activities of $69,790 for Fiscal 2005. Included in the total increase for Fiscal 2006 from Fiscal 2005 is an increase of $82,581 in our net loss. Other factors contributing to the change from period to period include:

         o non-cash adjustment of $55,324 to reconcile our net loss to net cash used in operating activities which reflects depreciation and amortization,
         o a decrease of $1,068,325 in funds withheld at interest together with a decrease of $1,073,385 in contract holder funds, both as a result of early surrenders by policy holders and terminations upon the death of policy holders,
         o  a decrease in accrued investment income of $1,672, and
         o  an increase of $1,920 in accounts payable and accrued expenses.

         Net cash used in investing activities for Fiscal 2006 was $8,111 as compared to net cash provided by investing activities of $2,079,819 for Fiscal 2005. This change is primarily attributable to a decrease in proceeds from the sale of investments by $2,276,497 and a decrease in the purchase of investment securities of $179,381.

         Net cash provided by financing activities was $225,500 for Fiscal 2006 which represented borrowings under the revolving line of credit with our principal shareholder and an additional advance from our principal shareholder as compared to net cash used in financing activities of $1,836,977 for Fiscal 2005 which represented the repayment of loans made by our principal shareholder of $586,977 and the redemption of our Series A .Convertible Preferred Stock from our principal shareholder.

         We do not have any present commitments for capital expenditures. At December 31, 2006 we had cash of $754,382 inclusive of capital and surplus on deposit for our insurance company subsidiary. At December 31, 2006 we also had approximately $120,000 available under the credit line extended to us by Dr. Bishop, which such line matures on August 30, 2007. We believe that our cash on hand coupled with funds available to us under the line of credit is sufficient to fund our operating costs through at least the first three quarters of fiscal 2007. There are also certain uncertainties which we may face which may have an adverse impact on our liquidity in future periods, including:

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

         Because we do not presently have sufficient working capital to purchase additional annuity policies or otherwise expand our operations, during fiscal 2005 our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. Based upon initial indications, it appeared that the continued operation of our American Life subsidiary hinders our ability to close such a business combination due to the regulatory requirements involving a change of control of our company unless the target company happens to operate in the insurance industry and is therefore familiar with the requirements.

         As described earlier in this report, there is a pending change of control of our company which could impact the scope of our operations in future periods. If the State of Arizona approves the application, under the terms of the Stock Purchase Agreement the private transaction between Drs. Bishop and Bell and the third party, the change of control transaction will close immediately following the approval. The approval is the only condition precedent to the closing of the Stock Purchase Agreement. While we presently do not know if Arizona will approve the third party's application, we have no reason to believe such application will not be approved and the private transaction between two of our Board members and the third party will close during the second quarter of fiscal 2007. We cannot assure you that the private transaction between Drs. Bishop and Bell and the third party will close, or if closed, that the third party will divest our company of the American Life subsidiary or enter into a business combination with an operating company.

         If, however, the State of Arizona does not approve the application the proposed transaction will not close and our current management will continue its efforts to diversify our operations. Until we either enter into a business combination with an operating entity or otherwise divest ourselves of our American Life subsidiary, our operations will continue as they have been historically conducted. In this regard, if we continue to have operating losses, we will be required to obtain additional financing to fund our operations. We can not assure you that Dr. Bishop will extend or increase the credit line, and we have no intentions of obtaining outside third party financing. If we do not obtain financing if and when needed, it is unlikely that we will be able to increase our revenues to satisfy our operating expenses. If we are unable to pay our operating expenses we may be forced to liquidate or retrocede a portion or all of the investment contracts we reinsure.

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

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-19, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

NAME                             AGE                   POSITION
----                             ---                   --------

Archer W. Bishop, Jr., M.D.       63       Chairman of the Board
Lila K. Pfleger                   46       President, Treasurer and director and
                                           President of American Life
John H. Bell, M.D.                72       Director

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

         LILA K. PFLEGER, CPA. Mrs. Pfleger has served as our president since March 2004 and as secretary, treasurer and a member of our Board of Directors since June 2002 and served as secretary, treasury and a member of the Board of Directors at our American Life subsidiary since 1992 and as president of our American Life subsidiary since September 2004. Since 1988, she has served as Executive Director for the Lucille S. Thompson Family Foundation, a Knoxville, Tennessee based private foundation where Mrs. Pfleger is involved in community and grants management; and since 1988, she has also served as business manager for TABCO, a Knoxville, Tennessee company involved in family wealth management. Prior to joining TABCO, Mrs. Pfleger was also employed as a tax supervisor for Coopers & Lybrand and a staff accountant for Lawson & Synder, P.C. Mrs. Pfleger, who has been a certified public accountant since 1984, is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. She received her Bachelor of Science with a major in accounting from the University of Tennessee in 1982.

         Mrs. Pfleger devotes approximately 25% of her time to our company. The balance of her time is devoted to her positions as Executive Director for the Lucille S. Thompson Family Foundation and as business Manager for TABCO, both organizations related to Dr. Bishop.

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

DIRECTOR COMPENSATION

         The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2006:

                                        DIRECTOR COMPENSATION
                                        ---------------------
                                                                  NON-
                       FEES                        NON-EQUITY     QUALIFIED
                       EARNED                      INCENTIVE      DEFERRED
                       OR PAID   STOCK    OPTION   PLAN           COMPENSATION   ALL OTHER
                       IN CASH   AWARDS   AWARDS   COMPENSATION   EARNINGS       COMPENSATION   TOTAL
NAME                   ($)       ($)      ($)      ($)            ($)            ($)            ($)
(A)                    (B)       (C)      (D)      (E)            (F)            (G)            (H)
--------------------   -------   ------   ------   ------------   ------------   ------------   -----
Dr. Archer W. Bishop   0         0        0        0              0              0              0
Lila K. Pfleger        0         0        0        0              0              0              0
Dr. John Bell          0         0        0        0              0              0              0

         We do not pay fees to directors for their attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% of greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2006.

CODE OF BUSINESS CONDUCT AND ETHICS

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

COMMITTEES OF THE BOARD OF DIRECTORS

         In August 2002, we established an Audit Committee of our Board of Directors. The members of the Audit Committee are Dr. Bell, an independent director, and Mrs. Pfleger, our President. The Audit Committee assists the Board in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications, independence and performance of our independent auditors, the performance of our internal audit function and our compliance with legal and regulatory requirements. The Audit Committee operates in accordance with a written charter adopted by the Board. Mrs. Pfleger, who is not an `independent' director, is an "audit committee financial expert" within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. In general, an "audit committee financial expert" is an individual member of the audit committee or board of directors who:

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

         Our Board of Directors has not established any other committees, including a nominating committee, a corporate governance committee or a compensation committee, which such functions are undertaken by our Board of Directors as a group. Because of our small size and scope of our operations, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size, closely held nature and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006.

                                     SUMMARY COMPENSATION TABLE
                                     --------------------------
                                                            NON-        NON-
                                                            EQUITY      QUALIFIED
                                                            INCENTIVE   DEFERRED    ALL
                                                            PLAN        COMPEN-     OTHER
NAME AND                                  STOCK    OPTION   COMPEN-     SATION      COMPEN-
PRINCIPAL                SALARY   BONUS   AWARDS   AWARDS   SATION      EARNINGS    SATION    TOTAL
POSITION          YEAR   ($)      ($)     ($)      ($)      ($)         ($)         ($)       ($)
(A)               (B)    (C)      (D)     (E)      (F)      (G)         (H)         (I)       (J)
---------------   ----   ------   -----   ------   ------   ---------   ---------   -------   ------
Lila K. Pfleger   2006   37,800       0        0        0           0           0         0   37,800
                  2005   36,900       0        0        0           0           0         0   36,900

         Mrs. Pfleger has served as our President since March 2004 and President of our American Life subsidiary since September 2004. She serves at the pleasure of the Board of Directors, of which she is a member. We are not a party to an employment or similar compensation agreement with Mrs. Pfleger. The amount of salary paid to her in each of the last two fiscal years was determined at the discretion of our Board of Directors based upon the time she devotes to our business and operations.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

                                      OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                                      --------------------------------------------
                                    OPTION AWARDS                                           STOCK AWARDS
          -----------------------------------------------------------------   -----------------------------------------
                                                                                                              EQUITY
                                                                                                  EQUITY      INCENTIVE
                                                                                                  INCENTIVE   PLAN
                                                                                         MARKET   PLAN        AWARDS:
                                                                                         VALUE    AWARDS:     MARKET OR
                                        EQUITY                                           OF       NUMBER      PAYOUT
                                        INCENTIVE                             NUMBER     SHARES   OF          VALUE OF
                                        PLAN                                  OF         OR       UNEARNED    UNEARNED
                                        AWARDS:                               SHARES     UNITS    SHARES,     SHARES,
          NUMBER OF     NUMBER OF       NUMBER OF                             OR UNITS   OF       UNITS OR    UNITS OR
          SECURITIES    SECURITIES      SECURITIES                            OF STOCK   STOCK    OTHER       OTHER
          UNDERLYING    UNDERLYING      UNDERLYING                            THAT       THAT     RIGHTS      RIGHTS
          UNEXERCISED   UNEXERCISED     UNEXERCISED   OPTION                  HAVE       HAVE     THAT HAVE   THAT HAVE
          OPTIONS       OPTIONS         UNEARNED      EXERCISE   OPTION       NOT        NOT      NOT         NOT
          (#)           (#)             OPTIONS       PRICE      EXPIRATION   VESTED     VESTED   VESTED      VESTED
NAME      EXERCISABLE   UNEXERCISABLE   (#)           ($)        DATE         (#)        ($)      (#)         (#)
(A)       (B)           (C)             (D)           (E)        (F)          (G)        (H)      (I)         (J)
-------   -----------   -------------   -----------   --------   ----------   --------   ------   ---------   ---------
Lila K.
Pfleger         1,650               0             0     $10.00     10/02/12          0        0           0           0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At April 11, 2007 we had 391,449 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 11, 2007 by:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;
         o  each of our directors;
         o  each of our executive officers; and
         o  our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 4823 Old Kingston Pike, Suite 120, Knoxville, TN 37919. Under securities law, a person is considered a beneficial owner of any securities that the person owns or has the right to acquire beneficial ownership of within 60 days. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

                                                  AMOUNT AND NATURE
                                                    OF BENEFICIAL     PERCENTAGE
NAME OF BENEFICIAL OWNER                              OWNERSHIP        OF CLASS
------------------------                          -----------------   ----------

Dr. Archer W. Bishop .............................     232,051           59.3%
Lila K. Pfleger(1) ...............................       7,759            2.0%
Dr. John H. Bell .................................      41,674           10.6%
All officers and directors as a group
 (three persons)(1) ..............................     281,484           71.6%
RM Consulting LLC (2) ............................      25,000            6.4%

(1) Includes 1,650 shares of our common stock underlying options granted under our 2002 Stock Option Plan which are exercisable at $10.00 per share.

(2) RM Consulting LLC's address is 1729 Midpark Road, Suite C- 200, Knoxville, Tennessee 37921. Rick Swafford, CPA holds voting and dispositive control over securities held by RM Consulting LLC.

PENDING CHANGE OF CONTROL

         As described elsewhere in this annual report, there is a change of control of our company pending. In October 2006 Drs. Bishop and Bell entered into a Stock Purchase Agreement with a third party for a private sale of their shares of our common stock. This pending change of control would also result in an indirect change of control of our American Life subsidiary which, pursuant to the insurance regulations of the State of Arizona, must be approved in advance by the Department of Insurance. The only condition precedent to the closing of this transaction is the approval by the Arizona Department of Insurance of a change of control of our American Life subsidiary.

         If approved, the private transaction between Drs. Bishop and Bell and the third party will close immediately thereafter. At closing, Drs. Bishop and Bell will resign their positions with our company and the third party will appoint new officers and directors. We are unable at this time to predict if, or when, the Department of Insurance will approve the application for the change of control of our American Life subsidiary.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2006.

                                                                                NUMBER OF
                                                                                SECURITIES
                                                                                REMAINING
                                            NUMBER OF                           AVAILABLE FOR
                                            SECURITIES TO      WEIGHTED         FUTURE
                                            BE ISSUED          AVERAGE          ISSUANCE
                                            UPON               EXERCISE         UNDER EQUITY
                                            EXERCISE OF        PRICE OF         COMPENSATION
                                            OUTSTANDING        OUTSTANDING      PLANS
                                            OPTIONS,           OPTIONS,         (EXCLUDING
                                            WARRANTS           WARRANTS         SECURITIES
                                            AND RIGHTS         AND RIGHTS       REFLECTED IN
                                            (A)                (B)              COLUMN (A))(C)
                                            -------------      -----------      --------------
Plan category

Plans approved by our stockholders:
     2002 Stock Option Plan                        11,000           $10.00         1,989,000
Plans not approved by our shareholders                  0              n/a               n/a

         A description of our 2002 Stock Option Plan is contained earlier in this report under Part II, Item 10. Executive Compensation - 2002 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         On August 30, 2004 Dr. Archer W. Bishop, Jr., a principal shareholder and Chairman of our Board of Directors, extended to us a two year $250,000 line of credit due August 30, 2006 which bears interest at the rate of prime plus one percent (1%), adjusted quarterly on each of March 31, June 30, September 30 and December 31 of each year that this Note remained outstanding. We use funds available under the line of credit for general working capital. In August 2006 Dr. Bishop extended the due date of the credit facility for an additional one year period until August 30, 2007 and increased the amount available under the line to $300,000. At December 31, 2006 we owed Dr. Bishop $180,500 under this note.

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

DIRECTOR INDEPENDENCE

         Dr. Bell is an "independent" director within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.                     Description of Exhibit
-----------                     ----------------------

1.1      Articles of Incorporation(1)
3.2      Amended and Restated Articles of Incorporation(1)
3.3      Articles of Amendment to the Amended and Restated Articles of
         Incorporation(1)
3.4      By-Laws(1)
3.5      Articles of Amendment to the Amended and Restated Articles of
         Incorporation(1)
4.1      Form of Common Stock Purchase Warrant(1)
10.1     Share Exchange Agreement dated June 22, 2002 (1)
10.2 Reinsurance Agreement with Allianz Life Insurance Company of North American, and addendums (1)
10.3 Annuity Retrocession Agreement with Hanover Reassurance Company of North America(1)
10.4     American Life Holding Company, Inc. 2002 Stock Option Plan(1)
10.5 Agreement between The American Life and Annuity Company, Inc. and Martin & Company, L.P.(1)
10.6 Unsecured Revolving Credit Note (Renewal) in the principal amount of $250,000(2)
10.7 Unsecured Revolving Credit Note (Renewal) in the principal amount of $300,000(2)
14       Code of Ethics(3)
21       Subsidiaries of the registrant(1)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

__________

*   filed herewith

(1) Incorporated by reference to American Life Holding's registration statement on Form SB-2, SEC file number 333-99415, as amended, and as declared effective by the SEC on February 12, 2003.
(2) Incorporated by reference to Exhibit 10.1 to the registrants Quarterly Report on Form 10-QSB filed on November 16, 2004.
(3) Incorporated by reference to Exhibit 14 to the registrants Annual Report on Form 10-KSB filed on March 30, 2004.
(4) Incorporated by reference to Exhibit 10.1 to the registrants quarterly report on Form 10-QSB filed on August 21, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Henderson Hutcherson & McCullough, PLLC has served as our independent registered public accounting firm for our last two fiscal years. The following table shows the fees that were billed for the audit and other services provided by that firm for fiscal 2006 and 2005.

                                                  Fiscal 2006        Fiscal 2005
                                                  -----------        -----------

Audit Fees ...............................          $26,500            $26,500
Audit-Related Fees .......................                0                  0
Tax Fees .................................                0                  0
All Other Fees ...........................                0                  0
                                                    -------            -------
     Total ...............................          $26,500            $26,500
                                                    =======            =======

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  American Life Holding Company, Inc.

April 16, 2007                    By: /s/ Lila K. Pfleger
                                      -------------------
                                      Lila K. Pfleger, President, director,
                                      principal executive officer,
                                      principal financial and accounting officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----

/s/ Archer W. Bishop, Jr.     Chairman of the Board               April 16, 2007
-------------------------
Archer W. Bishop, Jr.


/s/ Lila K. Pfleger           President, director,                April 16, 2007
-------------------           principal executive officer,
Lila K. Pfleger               principal financial and
                              accounting officer


/s/ John H. Bell              Director                            April 16, 2007
----------------
John H. Bell

                            THE AMERICAN LIFE HOLDING
                          COMPANY, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements

   Consolidated Balance Sheets at December 31, 2006 and 2005.................F-3

   Consolidated Statements of Operations for the years ended
     December 31, 2006 and 2005..............................................F-4

   Consolidated Statements of Changes in Stockholders' Equity for
     the years ended December 31, 2006 and 2005..............................F-5

   Consolidated Statements of Cash Flows for the years ended
     December 31, 2006 and 2005..............................................F-6

Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
The American Life Holding Company, Inc. and Subsidiary
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of The American Life Holding Company, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Life Holding Company, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Henderson Hutcherson & McCullough PLLC

Chattanooga, Tennessee
April 16, 2007

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                 For the Years Ended December 31, 2006 and 2005


                                                          2006          2005
                                                      -----------   -----------
ASSETS
Cash ...............................................  $   754,382   $   674,902
Accrued investment income ..........................            -         1,672
Funds withheld at interest subject to restrictions .    6,201,263     7,269,588
Unamortized policy acquisition costs ...............      482,065       529,278

                                                      -----------   -----------
                                                      $ 7,437,710   $ 8,475,440
                                                      ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ............................  $ 6,498,525   $ 7,571,910
Notes payable ......................................      325,500       100,000
Accounts payable and accrued expenses ..............       11,556         9,636
                                                      -----------   -----------
     Total Liabilities .............................    6,835,581     7,681,546

TEMPORARY EQUITY ...................................            -             -
                                                      -----------   -----------
                                                                -             -

PERMANENT STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
  authorized; issued and outstanding, 391,449 shares          392           392
Additional paid-in capital .........................    2,937,809     2,937,809
Accumulated deficit ................................   (2,336,072)   (2,144,307)
Accumulated other comprehensive income (loss) ......            -             -
                                                      -----------   -----------
                                                          602,129       793,894
                                                      -----------   -----------

                                                      $ 7,437,710   $ 8,475,440
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2006 and 2005


                                                           2006          2005
                                                        ---------     ---------
Revenues
  Investment income ................................    $ 265,637     $ 347,340
  Realized investment gains (losses) ...............            -        17,967

                                                        ---------     ---------
                                                          265,637       365,307
Expenses
  Interest to contractholders ......................      265,881       287,650
  General insurance expenses .......................      178,014       177,601
  Taxes, licenses and other ........................        4,847           818
                                                        ---------     ---------
                                                          448,742       466,069


Other income (expense)
  Interest .........................................       (8,660)       (8,422)
                                                        ---------     ---------
     Net income (loss) before income taxes .........     (191,765)     (109,184)


Income tax benefit (expense) .......................            -             -
                                                        ---------     ---------
     Net Income (loss) .............................    $(191,765)    $(109,184)
                                                        =========     =========


Basic and diluted (loss) per share .................    $   (0.49)    $   (0.28)
                                                        =========     =========


Weighted average shares outstanding ................      391,449       391,449
                                                        =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       AMERICAN LIFE HOLDING COMPANY, INC.
                                                 AND SUBSIDIARY
                           Consolidated Statements of Changes in Stockholders' Equity
                                 For the Years Ended December 31, 2006 and 2005

                                                                                       Accumulated
                                 Common Stock         Additional                          Other
                               -----------------       Paid-In        Accumulated     Comprehensive
                                Shares    Amount       Capital          Deficit       Income (Loss)      Total
                               -------    ------      ----------      -----------     -------------    ---------
Balance January 1, 2005 .      391,449    $  392      $2,937,809      $(2,035,123)      $ 38,456       $ 941,534

  Net loss ..............            -         -               -         (109,184)             -        (109,184)

Unrealized loss on
  available-for-sale
  securities ............            -         -               -                -        (38,456)        (38,456)

(Total Comprehensive Loss
  $147,540) .............            -         -               -                -              -               -

                               -------    ------      ----------      -----------       --------       ---------
Balance January 1, 2006 .      391,449    $  392      $2,937,809      $(2,144,307)      $      -       $ 793,894

  Net loss ..............            -         -               -         (191,765)             -        (191,765)

                               -------    ------      ----------      -----------       --------       ---------
Balance December 31, 2006      391,449    $  392      $2,937,809      $(2,336,072)      $      -       $ 602,129
                               =======    ======      ==========      ===========       ========       =========

                              The accompanying notes are an integral part of these
                                       consolidated financial statements.

                                                       F-5

                          AMERICAN LIFE HOLDING COMPANY, INC.
                                     AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                     For the Years Ended December 31, 2006 and 2005

                                                                    December 31,
                                                                 2006          2005
                                                             -----------   -----------
OPERATING ACTIVITIES:
  Net income (loss) .......................................  $  (191,765)  $  (109,184)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation and amortization .........................       55,324        45,632
    Deferred taxes ........................................            -             -
    Stock issued in payment of interest to stockholder ....            -             -
    Realized gains on investment securities ...............            -       (17,967)
    Realized losses on investment securities
    (Increase) decrease in:
      Funds withheld at interest ..........................    1,068,325       334,652
      Accrued investment income ...........................        1,672        31,697
    Increase (decrease) in:
      Contractholder funds ................................   (1,073,385)     (335,649)
      Accounts payable and accrued expenses ...............        1,920       (18,971)
                                                             -----------   -----------

        Net Cash Used in Operating Activities .............     (137,909)      (69,790)

INVESTING ACTIVITIES:
  Contract acquisition costs ..............................       (8,111)      (17,297)
  Proceeds from the sale of investments ...................            -     2,276,497
  Purchase of investment securities .......................            -      (179,381)
                                                             -----------   -----------

        Net Cash Used in Investing Activities .............       (8,111)    2,079,819

FINANCING ACTIVITIES:
  Redemption of temporary equity ..........................            -    (1,250,000)
  Proceeds from stockholder note ..........................      225,500      (586,977)
                                                             -----------   -----------

        Net Cash Provided by (Used In) Financing Activities      225,500    (1,836,977)
                                                             -----------   -----------

Increase in Cash and Cash Equivalents .....................       79,480       173,052

Cash and Cash Equivalents, Beginning of Period ............      674,902       501,850
                                                             -----------   -----------

Cash and Cash Equivalents, End of Period ..................  $   754,382   $   674,902
                                                             ===========   ===========

                  The accompanying notes are an integral part of these
                           consolidated financial statements.

                                          F-6

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

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

         Until a contract reaches the annuitization phase, they are considered to be in the accumulation phase. The Company's ceded contracts in force are primarily in the accumulation phase. Amortization expense for 2006 and 2005 totaled $21.358 and $18,507, respectively.

         STOCK WARRANTS

         The Company measures its equity transactions using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123R. Through 2005, the Company continued to use the intrinsic value approach as prescribed by APB Opinion No. 25 in measuring equity transactions with employees. See New Accounting Pronouncements (below) for our assessment of the impact of the revision of Statement of Financial Accounting Standards No. 123 on us.

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

         RECLASSIFICATIONS

         Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

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

         For the year ended December 31, 2006 and 2005, all securities convertible into common shares were anti-dilutive.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

         FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have not completed our evaluation of the effect of adoption of FIN 48. However, due to the fact that we have established tax positions in previously filed tax returns and are expected to take tax positions in future tax returns that will affect the financial statements, the adoption of FIN 48 may have a significant impact on our consolidated financial statements.

         In September 2006, the FASB issued Statement No. 157 ("SFAS No. 157"), "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 on January 1, 2008 and are evaluating the implications of SFAS No. 157 on our results of operations and financial position.

         Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

         In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on Internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of SOP 05-1 and do not expect that the adoption of SOP 05-1 will have a material impact on our consolidated financial statements.

         In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" (`SFAS No. 154"), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our results of operations or financial position.

         In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued in November 2005, FASB Staff Position FAS 115-1 "The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which nullifies the guidance in paragraphs 10-18 of EITF 03-1, and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of EITF 03-1 and FSP FAS 115-1 did not have a material effect on our results of operations or financial position.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

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

         In April 2005, the Securities and Exchange Commission ("SEC") approved a new rule that delayed the effective date of SFAS 123R. For most public companies, the delay eliminates the comparability issues that would arise from adopting SFAS 123R in the middle of their fiscal years as originally called for by SFAS 123R. Except for this deferral of the effective date, the guidance in SFAS 123R is unchanged. Under the SEC's rule, SFAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2006. The Company has evaluated the requirements under SFAS 123R and adopted on January 1, 2006. The adoption of SFAS 123R did not have a material impact on the Company's financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

NOTE 4 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         Interest of $8,660 and $36,232 was paid for the years ended December 31, 2006 and 2005, respectively. No income taxes were paid in any period presented.

NOTE 5 - RELATED PARTY TRANSACTION

         At December 31, 2005, $100,000 was owed the principal stockholder under a revolving line-of-credit note with interest payable at one percent over prime, adjusted quarterly, with the interest rate at December 31, 2005 being 5.75%.

         As of December 31, 2006, an aggregate of $325,000 was owed the principal stockholder. Of this amount, $180,000 is due under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate at 5.75%, and the balance of $145,000 is due under a non-interest bearing note.

NOTE 6 - INVESTMENTS

         Major categories of investment income are summarized as follows:

                                                            2006         2005
                                                            ----         ----

         Fixed maturities ............................   $       -    $  34,618
         Interest bearing cash .......................      20,562       14,797
         Gross investment income credited by reinsured     245,100      304,450
                                                         ---------    ---------
                                                           265,662      353,865
         Investment expenses .........................         (25)      (6,525)
                                                         ---------    ---------
         Total .......................................   $ 265,637    $ 347,430
                                                         =========    =========

         In June 2005, all debt instruments representing obligations of state and political subdivisions and corporate debt securities were sold. Proceeds from the sales and maturities of investments during 2006 and 2005 were $-0- and $2,276,497, respectively. Realized on those sales in 2005 were net gains of $17,967.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

NOTE 8 - PROPERTY AND EQUIPMENT

         Office furninture and equipment with an original cost of $12,329 is fully depreciated.

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

NOTE 10 - CONTRACT HOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2006 and 2005, credited interest rates on contract liabilities ranged from 3.0% to 6.08% and from 3.0% to 6.08%, respectively for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at December 31, 2006 is presented below:

                                        ANNUITIES            AMOUNT OF
         YEAR OF ISSUE                  IN FORCE        CONTRACT LIABILITY
         -------------                  --------        ------------------

              1997 .............       $1,213,466           $1,213,466
              1998 .............        3,054,183            3,053,294
              1999 .............        2,008,989            2,008,989
              2000 .............          221,887              221,867
                                       ----------           ----------
                                       $6,498,525           $6,497,616
                                       ==========           ==========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

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

         Under these two agreements, funds held for the benefit of the Company, $6,201,263 and $7,269,588 and the related obligations of $6,498,525 and $7,571,910 at December 31, 2006 and 2005, respectively, are included on the accompanying balance sheets under the captions "Funds withheld at interest subject to restrictions" and "Contract holder deposits."

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

NOTE 12 - INCOME TAXES

         The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

         The provisions for income taxes for the years ended December 31, 2006 and 2005 are comprised as follows:

                                                     2006        2005
                                                     ----        ----

         Currently payable .....................    $    -      $    -
         Deferred federal tax benefit (expense)          -           -
         Deferred state tax benefit (expense) ..         -           -
                                                    ------      ------
                                                    $    -      $    -
                                                    ======      ======

         Income tax benefit

          (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                             2006         2005
                                                             ----         ----

         Computed expected income tax benefit (expense)    $ 65,200    $ 37,100
         Expenses not deductible for income tax purposes          -           -
         Revision of estimated net operating loss ......          -           -
         Reversal of temporary differences
            at lower than expected rates ...............          -           -
         State taxes ...................................     11,500       7,000
         Other .........................................          -           -
         Valuation allowance ...........................    (76,700)    (44,100)
                                                           --------    --------
                                                           $      -    $      -
                                                           ========    ========

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

         Management continuously estimates the realizabilty of its deferred tax assets based on its assessment of the sufficiency of future revenue streams that will be contractually generated from the Company's investment in funds withheld. In 2006 and 2005, based on this assessment, management reserved the gross tax benefit.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

NOTE 12 - INCOME TAXES (Continued)

         The Company had available, to offset taxable income, cumulative net operating loss carryforwards arising from the periods since the year ended December 31, 1992 of approximately $1,100,000 at December 31, 2006. The carryforwards begin expiring in 2012.

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

         Statutory capital at December 31, 2006 and 2005 was $300,000 and $1,016,961, and statutory surplus (deficit) was $275,505 and $(515,763), at December 31, 2006 and 2005, respectively. Generally, deferred acquisition costs are not admitted as assets for statutory purposes, and therefore, equity balances under statutory accounting principles do not reflect any value for deferred acquisition costs.

         Additionally, valuation reserves are imposed by statutes which act as restrictions of retained earnings. Restrictions of retained earnings under these valuation reserves were approximately $19,400 and $27,800 at December 31, 2006 and 2005, respectively.

         Risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC) became effective for life insurance companies in 1994. RBC requires life insurance carriers to maintain minimum capitalization levels based on a four-part formula. As of December 31, 2006 and 2005, the Company's total adjusted surplus exceeded its authorized control level RBC.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
________________________________________________________________________________

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

         Information regarding the warrants for 2006 and 2005 is as follows:

                                              2006                   2005
                                       ------------------     ------------------
                                                 WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE
                                       SHARES     PRICE       SHARES     PRICE
                                       ------    --------     ------    --------
         Options outstanding,
            beginning of year .....    55,500     $ 10.00     55,500     $ 10.00
         Options canceled .........         -         n/a          -         n/a
         Options exercised ........         -         n/a          -         n/a
         Options granted ..........         -     $ 10.00          -     $ 10.00
                                       ------                 ------
         Options outstanding,
            end of year ...........    55,500     $ 10.00     55,500     $ 10.00
                                       ======                 ======
         Options exercisable,
            end of year ...........    55,500     $ 10.00     55,500     $ 10.00
                                       ======                 ======


                                                   2006                   2005
                                                 --------               --------
         Option price range,
            end of year ...........               $ 10.00                $ 10.00

         Option price range,
            exercised shares ......                   n/a                    n/a

         Options available for
            grant at end of year ..                     0                      0

         Weighted average fair
            value of options
            granted during the year                   n/a                    n/a