Form 10QSB
period 2007-03-31
AMERICAN LIFE HOLDING CO INC
filed 2007-05-16
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of May 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended March 31, 2007

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

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2007 (unaudited)
  and December 31, 2006 .......................................................1

Consolidated Statements of Operations for the three months ended
  March 31, 2007 and 2006 (unaudited) .........................................2

Consolidated Statement of Changes in Stockholders' Equity at
  March 31, 2007 (unaudited) ..................................................3

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2007 and 2006 (unaudited) .........................................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2.  Management's Discussion and Analysis or Plan of Operation.............7

Item 3.  Controls and Procedures..............................................12

Part II  OTHER INFORMATION....................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                March 31, 2007 (Unaudited) and December 31, 2006

                                                          2007          2006
                                                      -----------   -----------
ASSETS
Cash ...............................................  $   736,434   $   754,382
Accrued investment income ..........................            4             -
Funds withheld at interest subject to restrictions .    5,778,285     6,201,263
Unamortized policy acquisition costs ...............      478,354       482,065
                                                      -----------   -----------
                                                      $ 6,993,077   $ 7,437,710
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ............................  $ 6,072,341   $ 6,498,525
Note payable .......................................      145,000       145,000
Line of credit payable .............................      181,200       180,500
Accounts payable and accrued expenses ..............       11,684        11,556
                                                      -----------   -----------
         Total Liabilities .........................    6,410,225     6,835,581

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
  100,000,000 shares authorized;
  issued and outstanding, 391,449 shares ...........          392           392
Additional paid-in capital .........................    2,937,809     2,937,809
Accumulated deficit ................................   (2,355,349)   (2,336,072)
                                                      -----------   -----------
                                                          582,852       602,129
                                                      -----------   -----------

                                                      $ 6,993,077   $ 7,437,710
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
           Three Months Ended March 31, 2007 and 2006 (Both Unaudited)

                                                           2007          2006
                                                        ---------     ---------
Revenues
     Investment income .............................    $  71,072     $  72,825
     Realized investment gains (losses) ............            -             -
                                                        ---------     ---------
                                                           71,072        72,825
Expenses
     Interest to contractholders ...................       59,647        69,136
     General insurance expenses ....................       28,140        32,559
     Taxes, licenses and other .....................            0         4,847
                                                        ---------     ---------
                                                           87,787       106,542

Other income (expense)
     Interest ......................................       (2,562)       (1,453)
                                                        ---------     ---------
          Net income (loss) before income taxes ....      (19,277)      (35,170)

Income tax benefit (expense) .......................            -             -
                                                        ---------     ---------
          Net Income (loss) ........................    $ (19,277)    $ (35,170)
                                                        =========     =========

Basic earnings (loss) per share ....................    $   (0.05)    $   (0.09)
                                                        =========     =========

Diluted earnings (loss) per share ..................    $      na     $      na
                                                        =========     =========

Weighted average shares outstanding ................      391,449       391,449
                                                        =========     =========

Diluted weighted average shares outstanding ........           na            na
                                                        =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERICAN LIFE HOLDING COMPANY, INC.
                                    AND SUBSIDIARY
                     Statement of Changes in Stockholders' Equity
                 For the Three Months Ended March 31, 2007 (Unaudited)

                               Common Stock     Additional
                             ----------------     Paid-In    Accumulated
                             Shares    Amount     Capital      Deficit        Total
                             -------   ------   ----------   -----------    ---------
Balance January 1, 2007      391,449   $  392   $2,937,809   $(2,336,072)   $ 602,129

    Net loss ..........            -        -            -       (19,277)     (19,277)

                             -------   ------   ----------   -----------    ---------
Balance March 31, 2007       391,449   $  392   $2,937,809   $(2,355,349)   $ 582,852
                             =======   ======   ==========   ===========    =========

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                                           3

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2007 and 2006 (Both Unaudited)

                                                                March 31,
                                                            2007         2006
                                                         ---------    ---------
OPERATING ACTIVITIES:
  Net income (loss) ..................................   $ (19,277)   $ (35,170)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation and amortization ....................       5,774        5,305
    Realized gains on investment securities ..........           -            -
    Realized losses on investment securities .........           -            -
    (Increase) decrease in:
      Funds withheld at interest .....................     422,978      104,005
      Accrued investment income ......................          (4)       1,672
    Increase (decrease) in:
      Contractholder funds ...........................    (426,184)    (102,296)
      Accounts payable and accrued expenses ..........         128       (4,933)
                                                         ---------    ---------

        Net Cash Provided by (Used in) Operating
         Activities ..................................     (16,585)     (31,417)

INVESTING ACTIVITIES:
  Contract acquisition costs .........................      (2,063)      (2,330)
  Proceeds from the sale of investments ..............           -            -
  Proceeds from maturities of investments ............           -            -
  Purchase of investment securities ..................           -            -
                                                         ---------    ---------

        Net Cash Provided by (Used in) Investing
         Activities ..................................      (2,063)      (2,330)

FINANCING ACTIVITIES:
  Draws on (repayments of) stockholder note ..........         700       12,000
                                                         ---------    ---------

        Net Cash Provided by Financing Activities ....         700       12,000
                                                         ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents .....     (17,948)     (21,747)

Cash and Cash Equivalents, Beginning of Period .......     754,382      674,902
                                                         ---------    ---------

Cash and Cash Equivalents, End of Period .............   $ 736,434    $ 653,155
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 2007 AND 2006 (BOTH UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the three months ended March 31, 2007 and 2006, respectively. No income taxes were paid in any period presented.

NOTE 3 - RELATED PARTY TRANSACTION

As of March 31, 2007, an aggregate of $326,200 was owed the principal stockholder. Of this amount, $181,200 is due under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate at 5.75%, and the balance of $145,000 is due under a non-interest bearing note.

NOTE 4 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                                        2007             2006
                                                        ----             ----

Fixed maturities ............................         $      -         $      -
Interest bearing cash .......................            6,187            3,091
Gross investment income credited by reinsured           64,917           69,759
                                                      --------         --------
                                                        71,104           72,850
Investment expenses .........................              (32)             (25)
                                                      --------         --------
Total .......................................         $ 71,072         $ 72,825
                                                      ========         ========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 2007 AND 2006 (BOTH UNAUDITED)
________________________________________________________________________________

NOTE 5 - CONTRACTHOLDER DEPOSITS

Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2007 and 2006, credited interest rates on contract liabilities ranged from 3.00% to 6.08% and from 3.00% to 6.08%, respectively for the Company's contracts, which feature variable rates after the first year.

The composition of these liabilities at March 31, 2007 is presented below:

YEAR OF ISSUE          ANNUITIES IN FORCE          AMOUNT OF CONTRACT LIABILITY
-------------          ------------------          ----------------------------

    1997                  $1,385,854                        $1,385,854
    1998                   2,545,957                         2,545,957
    1998                   2,005,596                         2,005,596
    2000                     134,934                           134,934
                          ----------                        ----------
                          $6,072,341                        $6,072,341
                          ==========                        ==========

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

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the three months ended March 31, 2007 ranged from 3.0% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

PENDING CHANGE OF CONTROL OF OUR COMPANY

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

         In February 2006, Drs. Archer Bishop and John Bell, two members of our Board of Directors who collectively control approximately 70% of our outstanding common stock, entered into a non-binding agreement to sell their shares in our company to a third party. In October 2006 the parties executed a stock purchase agreement, the closing of which is conditioned solely upon the approval by the Arizona Department of Insurance. If closed, this transaction will result in a change of control of our company and, as American Life is a wholly-owned subsidiary of our company, an ultimate change of control of that company. Because of this potential change of control of our American Life subsidiary, the insurance laws of the State of Arizona where our American Life subsidiary is domiciled require the potential purchaser of our shares to submit an application seeking approval of the change of control. The application must be approved prior to the actual change of control of our company occurring. The third party submitted its application to the State of Arizona and the application underwent the customary review process. The State of Arizona has requested additional information related to the analysis by the third party of the continued viability of our American Life subsidiary. We are presently attempting to obtain certain source data from our ceding companies in an effort to assist the third party in providing such additional data.

         If the State of Arizona ultimately approves the application, it is presently anticipated that the private transaction between Drs. Bishop and Bell and the third party will close as soon as practicable thereafter. Until such closing, our operations will continue as they have been historically conducted. We are unable at this time to estimate when, of if, the change of control transaction will be approved by the State of Arizona. If the State of Arizona, however, does not approve the application, the proposed transaction will not close and our current management will continue its efforts to diversify our operations which may include the sale of our American Life subsidiary or its assets in an effort to make our company more attractive for a possible business combination.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

                                 THREE MONTHS ENDED
                                     MARCH 31,         $ CHANGE      % CHANGE
                                  2007       2006     2007 VS 2006  2007 VS 2006
                                --------   --------   ------------  ------------

Revenues .....................  $ 71,072   $ 72,825      (1,753)       -2.4%
Expenses:
  Interest to contract holders    59,647     69,136      (9,489)       -13.7%
  General insurance expenses .    28,140     32,559      (4,419)       -13.6%
  Taxes, licenses and other ..         0      4,847      (4,847)       -100%
                                --------   --------
Total expenses ...............    87,787    106,542     (18,755)       -17.6%

Other Income (expense)
  Interest expense ...........    (2,562)    (1,453)      1,109        +76.3%

Net income (loss) ............  $(19,277)  $(35,170)    (15,893)       -45.2%

         Our revenues represent investment income which is our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts. Our revenues for the first quarter of fiscal 2007 decreased approximately 2.4% from the comparable period in fiscal 2006. This reduction in revenues is primarily attributable to a reduction in gross investment income credited by the reinsured, as a result of a reduction in the gross number of annuity contracts which we reinsure. The following table sets forth the approximate weighted average investment balance and approximate weighted average return earned for the periods specified:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2007              2006
                                                       ----              ----

Approximate weighted average investment balance ..  $5,945,000        $7,936,000
Approximate weighted average return earned .......     4.4%              4.0%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At March 31, 2007 and 2006, the ceded portion of the contracts we reinsure was $6,072,341 and $6,498,525, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For each of the three months ended March 31, 2007 and 2006 the credited interest rates on these contracts for each of these periods ranged from 3.0% to 6.08%. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions. As described elsewhere herein, based upon our current business model we do not foresee an increase in our revenues during the balance of fiscal 2007.

         Our total expenses for the three months ended March 31, 2007 declined approximately 18% from the comparable period in fiscal 2006, including:

         o a decrease of approximately 14% in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 as a result of discretionary surrender by the policy holder or the death of the policy holder,

         o a decrease of approximately 14% in general insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, which reflects timing differences on accrual of fees, and

         o a decrease of 100% in taxes, licenses and other expenses which reflects the timing in payments of taxes.

         Other income (expense) represents interest accrued on the revolving line of credit made to us by our principal shareholder. The increase in interest expense for the first quarter of fiscal 2007 as compared to first quarter of fiscal 2006 reflects increased borrowings in during fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2007 and December 31, 2006:

                                          MARCH 31, 2007   DECEMBER 31,       $ OF        % OF
                                            (UNAUDITED)        2006          CHANGE      CHANGE
                                          --------------   ------------     --------     ------
Cash .................................      $  736,434      $  754,382       (17,948)     -2.4%
Funds withheld at interest ...........      $5,778,285      $6,201,263      (422,978)     -6.8%
Unamortized policy acquisition costs .      $  478,354      $  482,065        (3,711)        NM
Total assets .........................      $6,993,077      $7,437,710      (444,633)     -6.0%
Contractholders deposits .............      $6,072,341      $6,498,525      (426,184)     -6.6%
Line of credit payable - related party      $  181,200      $  180,500           700         NM
Notes payable - related party ........      $  145,000      $  145,000             0        n/a
Accounts payable and accrued expenses       $   11,684      $   11,556           128         NM
Total liabilities ....................      $6,410,225      $6,835,581      (425,356)     -6.2%

NM = not meaningful

         Net cash used in operating activities for the first quarter of fiscal 2007 was $16,585 as compared to net cash used in operating activities of $31,417 for the first quarter of fiscal 2006. Included in the total decrease for the fiscal 2007 period as compared to the fiscal 2006 period is a decrease of $15,893 in our net loss. Other factors contributing to the change from period to period include:

         o non-cash adjustment of $5,774 to reconcile our net loss to net cash used in operating activities which reflects deprecation and amortization,

         o a decrease of $422,978 in funds withheld at interest together with a decrease of $426,184 in contract holder funds, both as a result of early surrenders by policy holders and terminations upon the death of policy holders,

         o  a decrease in accrued investment income of $4, and

         o  an increase of $128 in accounts payable and accrued expenses.

         Net cash used in investing activities for the first quarter of fiscal 2007 was $2,063 as compared to net cash used in investing activities of $2,330 for the first quarter of fiscal 2006. This change is primarily attributable to a decrease in contract acquisition costs amortized for the fiscal 2007 period.

         Net cash provided by financing activities was $700 for the first quarter of fiscal 2007 as compared to $12,000 for the comparable period in 2006 which represented decreased borrowings under the revolving line of credit with our principal shareholder.

         At March 31, 2007 we had cash of $736,434 inclusive of capital and surplus on deposit for our insurance company subsidiary. We do not have any present commitments for capital expenditures. Unless, however, there are further postponements by the Securities and Exchange Commission of the enactment of
Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002.

         At March 31, 2007 we had approximately $118,000 available under the credit line extended to us by Dr. Bishop, which such line matures on August 30, 2007. If the pending change of control occurs, the third party has represented to the State of Arizona that it will provide sufficient working capital to maintain the operations of our American Life subsidiary until such time as its operations can be expanded. If the pending change of control does not occur, however, until such time as we are able to enter into a business combination with an operating entity we will need capital to fund our operations. While the amount available under the credit line is sufficient for our purposes through at least the third quarter of fiscal 2007, the line matures in August 2007 and we cannot assure you that Dr. Bishop will extend the credit line beyond its due date or, if he grants an extension, that he will increase the credit line. We have no intentions of obtaining outside third party financing at this time. If the pending change of control does not close and Dr. Bishop does not extend the credit line, we will be unable to pay our operating expenses and we may be forced to liquidate or retrocede a portion or all of the investment contracts we reinsure. There are no assurances that we will be able to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

                                  AMERICAN LIFE HOLDING COMPANY, INC.

May 16, 2007                      By: /s/ Lila K. Pfleger
                                      -------------------
                                  Lila K. Pfleger
                                  President, principal executive officer,
                                  and principal accounting and financial officer