Form 10QSB
period 2007-06-30
AMERICAN LIFE HOLDING CO INC
filed 2007-08-20
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of August 17, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                       AMERICAN LIFE HOLDING COMPANY, INC.

                 Form 10-QSB for the period ended June 30, 2007

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

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at June 30, 2007 (unaudited)
  and December 31, 2006 .......................................................1

Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 (unaudited) .........................2

Consolidated Statements of Cash Flows for the six months ended
  June 30, 2007 and 2006 (unaudited) ..........................................3

Consolidated Statements of Changes in Stockholders' Equity at
  June 30, 2007 (unaudited) ...................................................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2.  Management's Discussion and Analysis or Plan of Operation ............7

Item 3.  Controls and Procedures .............................................12

Part II. OTHER INFORMATION ...................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                 June 30, 2007 (Unaudited) and December 31, 2006

                                                          2007          2006
                                                      -----------   -----------
ASSETS
Cash ...............................................  $   700,991   $   754,382
Funds withheld at interest subject to restrictions .    5,453,798     6,201,263
Accrued interest income ............................        1,145             -
Unamortized policy acquisition costs ...............      475,123       482,065
                                                      -----------   -----------
                                                      $ 6,631,057   $ 7,437,710
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ............................  $ 5,740,712   $ 6,498,525
Note payable .......................................      145,000       145,000
Accounts payable and accrued expenses ..............       13,546        11,556
Line of credit payable .............................      186,200       180,500
                                                      -----------   -----------
         Total Liabilities .........................    6,085,458     6,835,581

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
  authorized; issued and outstanding, 391,449 shares          392           392
Additional paid-in capital .........................    2,937,809     2,937,809
Accumulated deficit ................................   (2,392,602)   (2,336,072)
                                                      -----------   -----------
                                                          545,599       602,129
                                                      -----------   -----------

                                                      $ 6,631,057   $ 7,437,710
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              AMERICAN LIFE HOLDING COMPANY, INC.
                                         AND SUBSIDIARY
                             Consolidated Statements of Operations
              Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)
                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                 2007         2006         2007         2006
                                              ---------    ---------    ---------    ---------
Revenues
   Investment income ......................   $  68,123    $  72,825    $ 139,195    $ 143,828
   Realized investment gains (losses) .....           -            -            -            -
                                              ---------    ---------    ---------    ---------
                                                 68,123       72,825      139,195      143,828

Expenses
   Interest to contractholders ............      52,895       69,136      112,542      137,330
   General insurance expenses .............      49,705       32,559       77,845      100,186
   Taxes, licenses and other ..............         150        4,847          150        4,847
                                              ---------    ---------    ---------    ---------
                                                102,750      106,542      190,537      242,363

Other income (expense)
   Interest ...............................      (2,626)      (1,453)      (5,188)      (3,532)
                                              ---------    ---------    ---------    ---------
      Net income (loss) before income taxes     (37,253)     (35,170)     (56,530)    (102,067)

Income tax benefit (expense) ..............           -            -            -            -
                                              ---------    ---------    ---------    ---------
      Net Income (loss) ...................   $ (37,253)   $ (35,170)   $ (56,530)   $(102,067)
                                              =========    =========    =========    =========

Basic earnings (loss) per share ...........   $   (0.10)   $   (0.09)   $   (0.14)   $   (0.26)
                                              =========    =========    =========    =========

Diluted earnings (loss) per share .........   $      na    $      na    $      na    $      na
                                              =========    =========    =========    =========

Weighted average shares outstanding .......     391,449      391,449      391,449      391,449
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

                                               2

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2007 and 2006 (Unaudited)

                                                                 June 30,
                                                             2007        2006
                                                          ---------   ---------
OPERATING ACTIVITIES:
  Net income (loss) ....................................  $ (56,530)  $(102,067)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation and amortization ......................     10,700      10,610
    Realized gains on investment securities ............          -           -
    (Increase) decrease in:
      Funds withheld at interest .......................    747,465     425,745
      Accrued investment income ........................     (1,145)      1,672
    Increase (decrease) in:
      Contractholder funds .............................   (757,813)   (419,346)
      Accounts payable and accrued expenses ............      1,990      (6,393)
                                                          ---------   ---------

    Net Cash Provided by (Used in) Operating Activities     (55,333)    (89,779)

INVESTING ACTIVITIES:
  Contract acquisition costs ...........................     (3,758)     (4,392)
  Proceeds from the sale of investments ................          -           -
  Purchase of investment securities ....................          -           -
                                                          ---------   ---------

    Net Cash Provided by (Used in) Investing Activities      (3,758)     (4,392)

FINANCING ACTIVITIES:
  Draws on (repayments of) stockholder note ............      5,700      73,000
                                                          ---------   ---------

    Net Cash Provided by Financing Activities ..........      5,700      73,000
                                                          ---------   ---------

Decrease (Increase) in Cash and Cash Equivalents .......    (53,391)    (21,171)

Cash and Cash Equivalents, Beginning of Period .........    754,382     674,902
                                                          ---------   ---------

Cash and Cash Equivalents, End of Period ...............  $ 700,991   $ 653,731
                                                          =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               AMERICAN LIFE HOLDING COMPANY, INC.
                                          AND SUBSIDIARY
                          Statements of Changes in Stockholders' Equity
                        For the Six Months Ended June 30, 2007 (Unaudited)
                                                                         Accumulated
                            Common Stock     Additional                     Other
                          ----------------     Paid-In    Accumulated   Comprehensive
                          Shares    Amount     Capital      Deficit     Income (Loss)    Total
                          -------   ------   ----------   -----------   -------------   --------
Balance January 1, 2007   391,449   $  392   $2,937,809   $(2,336,072)  $           -   $602,129

   Net loss ...........         -        -            -       (56,530)              -    (56,530)
                          -------   ------   ----------   -----------   -------------   --------

Balance June 30, 2007 .   391,449   $  392   $2,937,809   $(2,392,602)  $           -   $545,599
                          =======   ======   ==========   ===========   =============   ========

                       The accompanying notes are an integral part of these
                                consolidated financial statements.

                                                4

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 2007 AND 2006 (BOTH UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         No interest was paid during the six months ended June 30, 2007 and 2006, respectively. No income taxes were paid in any period presented.

NOTE 3 - RELATED PARTY TRANSACTION

         As of June 30, 2007, an aggregate of $331,200 was owed to our principal stockholder. Of this amount, $186,200 is due under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate at 5.75% and the balance of $145,000 is due under a non-interest bearing note.

NOTE 4 - INVESTMENTS

         Major categories of investment income are summarized as follows:

                                                            2007         2006
                                                            ----         ----

         Fixed maturities ............................   $       -    $       -
         Interest bearing cash .......................      13,056        8,530
         Gross investment income credited by reinsured     126,319      135,323
                                                         ---------    ---------
                                                           139,375      143,853
         Investment expenses .........................        (180)         (25)
                                                         ---------    ---------
         Total .......................................   $ 139,195    $ 143,828
                                                         =========    =========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 2007 AND 2006 (BOTH UNAUDITED)
________________________________________________________________________________

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

         The composition of these liabilities at June 30, 2007 is presented below:

                                 ANNUITIES IN           AMOUNT OF CONTRACT
         YEAR OF ISSUE               FORCE                  LIABILITY
         -------------           ------------           ------------------

              1997                $1,105,444                $1,105,444
              1998                 2,564,146                 2,563,140
              1998                 1,874,409                 1,874,409
              2000                   196,713                   196,714
                                  ----------                ----------
                                  $5,740,712                $5,739,707
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

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the six months ended June 30, 2007 ranged from 3.0% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

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

         In February 2006, Drs. Archer Bishop and John Bell, two members of our Board of Directors who collectively control approximately 70% of our outstanding common stock, entered into a non-binding agreement to sell their shares in our company to a third party. In October 2006 the parties executed a stock purchase agreement, the closing of which is conditioned solely upon the approval by the Arizona Department of Insurance. If closed, this transaction will result in a change of control of our company and, as American Life is a wholly-owned subsidiary of our company, an ultimate change of control of that company. Because of this potential change of control of our American Life subsidiary, the insurance laws of the State of Arizona where our American Life subsidiary is domiciled require the potential purchaser of our shares to submit an application seeking approval of the change of control. The application must be approved prior to the actual change of control of our company occurring. The third party submitted its application to the State of Arizona and the application underwent the customary review process. The State of Arizona has requested additional information related to the analysis by the third party of the continued viability of our American Life subsidiary. We obtained certain source data from our ceding companies in an effort to assist the third party in providing such additional data. In August 2007 the parties entered into an amendment to the stock purchase agreement which provides that the purchaser must respond to the request for additional information from the State of Arizona by September 17, 2007 and/or the change of control must be approved by October 17, 2007 or the agreement will terminate.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE, 2007 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

                                     SIX MONTHS ENDED       $ CHANGE    % CHANGE
                                         JUNE 30,            2007 VS     2007 VS
                                     2007         2006        2006        2006
                                  ---------    ---------    --------    --------

Revenues .....................    $ 139,195    $ 143,828     (4,633)       -3.2%
Expenses:
  Interest to contract holders      112,542      137,330    (24,788)      -18.0%
  General insurance expenses .       77,845      100,186    (22,341)      -22.2%
  Taxes, licenses and other ..          150        4,847     (4,697)      -96.9%
                                  ---------    ---------
Total expenses ...............      190,537      242,363    (51,826)      -21.4%

Other Income (expense)
  Interest expense ...........       (5,188)      (3,532)     1,655       +46.9%

Net income (loss) ............    $ (56,530)   $(102,067)   (45,537)      -44.6%

         Our revenues represent investment income which is our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts. Our revenues for the six months ended June 30, 2007 decreased approximately 4% from the comparable period in fiscal 2006. This reduction in revenues is primarily attributable to a reduction in gross investment income credited by the reinsured, as a result of a reduction in the gross number of annuity contracts which we reinsure. The following table sets forth the approximate weighted average investment balance and approximate weighted average return earned for the periods specified:

                                                       SIX MONTHS ENDED JUNE 30,
                                                          2007           2006
                                                          ----           ----

Approximate weighted average investment balance ....   $5,660,185     $6,976,275
Approximate weighted average return earned .........      4.88%          4.12%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At June 30, 2007 and 2006, the ceded portion of the contracts we reinsure was $5,453,798 and $6,843,843, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For each of the six months ended June 30, 2007 and 2006 the credited interest rates on these contracts for each of these periods ranged from 3.0% to 6.08%. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions. As described elsewhere herein, based upon our current business model we do not foresee an increase in our revenues during the balance of fiscal 2007.

         Our total expenses for the six months ended June 30, 2007 declined approximately 21% from the comparable period in fiscal 2006, including:

         o a decrease of approximately 18% in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as a result of discretionary surrender by the policy holder or the death of the policy holder,

         o a decrease of approximately 22% in general insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, which reflects timing differences on accrual of fees, and

         o a decrease of approximately 97% in taxes, licenses and other expenses which reflects the timing in payments of taxes.

         Other income (expense) represents interest accrued on the revolving line of credit made to us by our principal shareholder. The increase in interest expense for the six months ended June 30, 2007 as compared to six months ended June 30, 2006 reflects increased borrowings in during fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2007 and December 31, 2006:

                                           JUNE 30, 2007    DECEMBER 31,      $ OF         % OF
                                            (UNAUDITED)        2006          CHANGE       CHANGE
                                           -------------    ----------      --------      ------
Cash .................................      $  700,991      $  754,382       (53,391)      -7.1%
Funds withheld at interest ...........      $5,453,798      $6,201,263      (747,465)     -12.1%
Accrued interest income...............      $    1,145      $        0         1,145       +100%
Unamortized policy acquisition costs .      $  475,123      $  482,065        (6,942)      -1.4%
Total assets .........................      $6,631,057      $7,437,710      (806,653)     -10.8%
Contractholders deposits .............      $5,740,712      $6,498,525      (757,813)     -11.7%
Line of credit payable - related party      $  186,200      $  180,500         5,700       +3.2%
Notes payable - related party ........      $  145,000      $  145,000             0         n/a
Accounts payable and accrued expenses       $   13,546      $   11,556         1,990       17.2%
Total liabilities ....................      $6,085,458      $6,835,581      (750,123)     -11.0%

         Net cash used in operating activities for the six months ended June 30, 2007 was $55,333 as compared to $89,779 for the six months ended June 30, 2006. Included in the total decrease for the fiscal 2007 period as compared to the fiscal 2006 period is a decrease of $44,392 in our net loss. Other factors principally contributing to the change from period to period include:

         o non-cash adjustment of $10,700 to reconcile our net loss to net cash used in operating activities which reflects depreciation and amortization, and

         o a decrease of $747,465 in funds withheld at interest together with a decrease of $757,813 in contract holder funds, both as a result of early surrenders by policy holders and terminations upon the death of policy holders.

         These decreases were offset by an increase of $1,990 in accounts payable and accrued expenses.

         Net cash used in investing activities for the six months ended June 30, 2007 was $3,758 as compared to $4,392 for the six months ended June 30, 2006. This change is primarily attributable to a decrease in contract acquisition costs amortized for the fiscal 2007 period.

         Net cash provided by financing activities was $5,700 for the six months ended June 30, 2007 as compared to $73,000 for the comparable period in 2006 which represented increased borrowings under the revolving line of credit with our principal shareholder.

         At June 30, 2007 we had cash of $700,991 inclusive of $500,000 in capital and surplus on deposit for our insurance company subsidiary. We do not have any present commitments for capital expenditures. Unless, however, there are further postponements by the Securities and Exchange Commission of the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002.

         At June 30, 2007 we had approximately $186,200 available under the credit line extended to us by Dr. Bishop, which such line matures on August 30, 2007. If the pending change of control occurs, the third party has represented to the State of Arizona that it will provide sufficient working capital to maintain the operations of our American Life subsidiary until such time as its operations can be expanded. If the pending change of control does not occur, however, until such time as we are able to enter into a business combination with an operating entity we will need capital to fund our operations. While the amount available under the credit line is sufficient for our purposes through at least the third quarter of fiscal 2007, the line matures in August 2007 and we cannot assure you that Dr. Bishop will extend the credit line beyond its due date or, if he grants an extension, that he will increase the credit line. We have no intentions of obtaining outside third party financing at this time. If the pending change of control does not close and Dr. Bishop does not extend the credit line, we will be unable to pay our operating expenses and we may be forced to liquidate or retrocede a portion or all of the investment contracts we reinsure. There are no assurances that we will be able to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

                                     AMERICAN LIFE HOLDING COMPANY, INC.

August 20, 2007                      By: /s/ Lila K. Pfleger
                                         -------------------
                                     Lila K. Pfleger
                                     President, principal executive officer, and
                                     principal accounting and financial officer