Form 10QSB
period 2007-09-30
AMERICAN LIFE HOLDING CO INC
filed 2007-11-15
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 391,449 shares of common stock as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       AMERICAN LIFE HOLDING COMPANY, INC.

               Form 10-QSB for the period ended September 30, 2007

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

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at September 30, 2007 (unaudited)
  and December 31, 2006 .......................................................1

Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 (unaudited) ...................2

Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2007 and 2006 (unaudited) .....................................3

Consolidated Statements of Changes in Stockholders' Equity at
  September 30, 2007 (unaudited) ..............................................4

Notes to Consolidated Financial Statements (unaudited) ........................5

Item 2.  Management's Discussion and Analysis or Plan of Operation ............8

Item 3.  Controls and Procedures .............................................14

Part II. OTHER INFORMATION ...................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
              September 30, 2007 (Unaudited) and December 31, 2006

                                                          2007          2006
                                                      -----------   -----------
ASSETS
Cash ...............................................  $   748,768   $   754,382
Funds withheld at interest subject to restrictions .    5,317,744     6,201,263
Accrued interest ...................................        5,087             0
Unamortized policy acquisition costs ...............      470,057       482,065
                                                      -----------   -----------
                                                      $ 6,541,656   $ 7,437,710
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ............................  $ 5,599,777   $ 6,498,525
Note payable .......................................      145,000       145,000
Line of credit payable .............................      256,200       180,500
Accounts payable and accrued expenses ..............       29,135        11,556
                                                      -----------   -----------
         Total Liabilities .........................    6,030,112     6,835,581

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
  authorized; issued and outstanding, 391,449 shares          392           392
Additional paid-in capital .........................    2,937,809     2,937,809
Accumulated deficit ................................   (2,426,657)   (2,336,072)
                                                      -----------   -----------
                                                          511,544       602,129
                                                      -----------   -----------

                                                      $ 6,541,656   $ 7,437,710
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              AMERICAN LIFE HOLDING COMPANY, INC.
                                         AND SUBSIDIARY
                             Consolidated Statements of Operations
                   Nine Months Ended September 30, 2007 (Unaudited) and 2006
                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                 2007         2006         2007         2006
                                              ---------    ---------    ---------    ---------
Revenues
   Investment income ......................   $  65,546    $  66,392    $ 203,596    $ 210,220
   Realized investment gains (losses) .....           -            -            -            -
                                              ---------    ---------    ---------    ---------
                                                 65,546       66,392      203,596      210,220
Expenses
   Interest to contractholders ............      50,017       66,561      162,559      203,891
   General insurance expenses .............      44,266       42,719      122,111      142,905
   Taxes, licenses and other ..............         608            -          758        4,847
                                              ---------    ---------    ---------    ---------
                                                 94,891      109,280      285,428      351,643

Other income (expense)
   Interest ...............................      (3,565)      (2,537)      (8,753)      (6,069)
                                              ---------    ---------    ---------    ---------
      Net income (loss) before income taxes     (32,910)     (45,425)     (90,585)    (147,492)

Income tax benefit (expense) ..............           -            -            -            -
                                              ---------    ---------    ---------    ---------
      Net Income (loss) ...................   $ (32,910)   $ (45,425)   $ (90,585)   $(147,492)
                                              =========    =========    =========    =========

Basic earnings (loss) per share ...........   $   (0.08)   $   (0.12)   $   (0.23)   $   (0.38)
                                              =========    =========    =========    =========

Diluted earnings (loss) per share .........   $      na    $      na    $      na    $      na
                                              =========    =========    =========    =========

Weighted average shares outstanding .......     391,449      391,449      391,449      391,449
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

                                               2

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2007 (Unaudited) and 2006

                                                               September 30,
                                                             2007        2006
                                                          ---------   ---------
OPERATING ACTIVITIES:
  Net income (loss) ....................................  $ (90,585)  $(147,492)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation and amortization ......................     17,321      15,986
    Realized gains on investment securities ............          -           -
    (Increase) decrease in:
      Funds withheld at interest .......................    883,519     651,000
      Accrued investment income ........................     (5,087)      1,672
    Increase (decrease) in:
      Contractholder funds .............................   (898,748)   (637,253)
      Accounts payable and accrued expenses ............     17,579       5,792
                                                          ---------   ---------

    Net Cash Provided by (Used in) Operating Activities     (76,001)   (110,295)

INVESTING ACTIVITIES:
  Contract acquisition costs ...........................     (5,313)     (5,663)
                                                          ---------   ---------

    Net Cash Provided by (Used in) Investing Activities      (5,313)     (5,663)

FINANCING ACTIVITIES:
  Draws on (repayments of) stockholder note ............     75,700     223,000
                                                          ---------   ---------

    Net Cash Provided by Financing Activities ..........     75,700     223,000
                                                          ---------   ---------

Decrease (Increase) in Cash and Cash Equivalents .......     (5,614)    107,042

Cash and Cash Equivalents, Beginning of Period .........    754,382     674,902
                                                          ---------   ---------

Cash and Cash Equivalents, End of Period ...............  $ 748,768   $ 781,944
                                                          =========   =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 AMERICAN LIFE HOLDING COMPANY, INC.
                                            AND SUBSIDIARY
                            Statements of Changes in Stockholders' Equity
                       For the Nine Months Ended September 30, 2007 (Unaudited)
                                                                            Accumulated
                               Common Stock     Additional                     Other
                             ----------------     Paid-In    Accumulated   Comprehensive
                             Shares    Amount     Capital      Deficit     Income (Loss)     Total
                             -------   ------   ----------   -----------   -------------   ---------

Balance January 1, 2007 ..   391,449   $  392   $2,937,809   $(2,336,072)  $           -   $ 602,129

    Net loss .............         -        -            -       (90,585)              -     (90,585)

                             -------   ------   ----------   -----------   -------------   ---------
Balance September 30, 2007   391,449   $  392   $2,937,809   $(2,426,657)  $           -   $ 511,544
                             =======   ======   ==========   ===========   =============   =========

                            The accompanying notes are an integral part of
                               these consolidated financial statements.

                                                  4

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2007 and 2006 (BOTH UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         No interest was paid during the nine months ended September 30, 2007 and 2006. No income taxes were paid in any period presented.

NOTE 3 - RELATED PARTY TRANSACTION

         As of September 30, 2007 and 2006, aggregate balances of $401,200 and $323,000, respectively, were owed the principal stockholder. At September 30, 2007, $256,200 is due under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate at 5.75%, and the balance of $145,000 is due under a non-interest bearing note. As of September 30, 2006 $178,000 was due under the demand note, and the balance of $145,000 was due under a non-interest bearing note.

NOTE 4 - INVESTMENTS

         Major categories of investment income are summarized as follows:

                                                            2007         2006
                                                            ----         ----

         Fixed maturities ............................   $       -    $       -
         Interest bearing cash .......................      20,675       14,424
         Gross investment income credited by reinsured     183,101      195,801
                                                         ---------    ---------
                                                           207,775      210,245
         Investment expenses .........................        (180)         (25)
                                                         ---------    ---------
         Total .......................................   $ 203,596    $ 210,220
                                                         =========    =========

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2007 and 2006 (BOTH UNAUDITED)
________________________________________________________________________________

NOTE 5 - CONTRACTHOLDER DEPOSITS

         Contract holder deposits are equal to deposits received and interest credited to the benefit of the contract holder less withdrawals and administrative expenses. In 2007 and 2006, credited interest rates on contract liabilities ranged from 3.0% to 6.08% and from 3.03% to 6.08%, respectively for the Company's contracts, which feature variable rates after the first year.

         The composition of these liabilities at September 30, 2007 is presented below:

                                  ANNUITIES                 AMOUNT OF
         YEAR OF ISSUE             IN FORCE            CONTRACT  LIABILITY
         -------------            ---------            -------------------

              1997                $1,095,872                $1,095,872
              1998                 2,479,337                 2,479,337
              1999                 1,826,221                 1,826,221
              2000                   198,347                   198,347
                                  ----------                ----------
                                  $5,599,777                $5,599,777
                                  ==========                ==========

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
         - an interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. We do not expect the interpretation will have a material impact on our results of operations or financial position.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 2007 and 2006 (BOTH UNAUDITED)
________________________________________________________________________________

         In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on our financial statements.

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

         The funds withheld by the ceding companies are included in their investment portfolios which they generally invest in high grade corporate bonds and government securities. The ceding companies credit our funds withheld accounts with our pro-rata share of the net earnings on those investments. Our primary expenses are our pro-rata share of the interest that is credited to the contract holders of the annuities and general insurance expenses. Credited interest rates on the annuity contracts during the nine months ended September 30, 2007 ranged from 3.0% to 6.08%. General insurance expenses consist of our general and administrative salaries, expenses, professional fees including actuarial costs, and amortization of our pro-rata share of contract acquisition costs.

TERMINATION OF AGREEMENT OF CHANGE OF CONTROL OF OUR COMPANY

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

         In February 2006, Drs. Archer Bishop and John Bell, two members of our Board of Directors who collectively control approximately 70% of our outstanding common stock, entered into a non-binding agreement to sell their shares in our company to a third party. In October 2006 the parties executed a stock purchase agreement, the closing of which is conditioned solely upon the approval by the Arizona Department of Insurance. If closed, this transaction will result in a change of control of our company and, as American Life is a wholly-owned subsidiary of our company, an ultimate change of control of that company. Because of this potential change of control of our American Life subsidiary, the insurance laws of the State of Arizona where our American Life subsidiary is domiciled require the potential purchaser of our shares to submit an application seeking approval of the change of control. The application must be approved prior to the actual change of control of our company occurring. The third party submitted its application to the State of Arizona and the application underwent the customary review process. The State of Arizona has requested additional information related to the analysis by the third party of the continued viability of our American Life subsidiary. We obtained certain source data from our ceding companies in an effort to assist the third party in providing such additional data. In August 2007 the parties entered into an amendment to the stock purchase agreement ("Amendment") which provides that the purchaser must respond to the request for additional information from the State of Arizona by September 17, 2007 and /or the change of control must be approved by October 17, 2007 or the agreement will terminate. Pursuant to the terms of the Amendment, the stock purchase agreement has been terminated.

         We are continuing our efforts to diversify our operations which may include the sale of our American Life subsidiary or its assets in an effort to make our company more attractive for a possible business combination.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

                                     NINE MONTHS ENDED      $ CHANGE    % CHANGE
                                       SEPTEMBER 30,         2007 VS     2007 VS
                                     2007         2006        2006        2006
                                  ---------    ---------    --------    --------

Revenues ......................   $ 203,596    $ 210,220     (6,624)      -3.2%
Expenses:
  Interest to contract holders      162,559      203,891    (41,332)     -20.3%
  General insurance expenses ..     122,111      142,905    (20,794)     -14.6%
  Taxes, licenses and other ...         758        4,847     (4,089)     -84.4%
                                  ---------    ---------
Total expenses ................     285,428      351,643    (66,215)     -18.8%

Other Income (expense)
  Interest expense ............      (8,753)      (6,069)     2,684      +44.2%

Net income (loss) .............   $ (90,585)   $(147,492)    56,907      -38.6%

         Our revenues represent investment income which is our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts. Our revenues for the nine months ended September 30, 2007 decreased approximately 4% from the comparable period in fiscal 2006. This reduction in revenues is primarily attributable to a reduction in gross investment income credited by the reinsured, as a result of a reduction in the gross number of annuity contracts which we reinsure. The following table sets forth the approximate weighted average investment balance and approximate weighted average return earned for the periods specified:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                      2007             2006
                                                   ----------       ----------
Approximate weighted average investment balance .  $5,592,918       $7,114,713
Approximate weighted average return earned ......       4.35%            4.24%

         The foregoing weighted average return earned represents gross income to us, net of the ceding allowances. From this gross income, we are required to pay our pro-rata share of the interest that is credited to the contract holders, which has a minimum rate of 3%, and our general insurance expenses.

         At September 30, 2007 and 2006, the ceded portion of the contracts we reinsure was $5,317,744 and $6,201,263, respectively. Following the initial period of guaranteed returns, these contracts generally provide for a minimum guaranteed rate of 3.0% per annum. The majority of the contracts we presently reinsure are beyond the initial period of guaranteed return. For each of the nine months ended September 30, 2007 and 2006 the credited interest rates on these contracts for each of these periods ranged from 3.0% to 6.08%. Amounts credited to the contract holders are determined by the ceding company and are a function of competitive market conditions. As described elsewhere herein, based upon our current business model we do not foresee an increase in our revenues during the balance of fiscal 2007.

         Our total expenses for the nine months ended September 30, 2007 declined approximately 19% from the comparable period in fiscal 2006, including:

         o a decrease of approximately 20% in interest paid to our contract holders which reflects a reduction continuing in the gross number of annuity contracts which we reinsured during the six months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as a result of discretionary surrender by the policy holder or the death of the policy holder,

         o a decrease of approximately 15% in general insurance expenses, which include our general and administrative salaries, expenses, professional fees including actuarial costs and amortization of our pro-rata share of contract acquisition costs, which reflects timing differences on accrual of fees, and.

         o a decrease of approximately 84% in taxes, licenses and other expenses which reflects the timing in payments of taxes.

         Other income (expense) represents interest accrued on the revolving line of credit made to us by our principal shareholder. The increase in interest expense for the nine months ended September 30, 2007 as compared to nine months ended September 30, 2006 reflects increased borrowings in during fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2007 and December 31, 2006:

                                           SEPTEMBER 30,
                                               2007        DECEMBER 31,       $ OF          % OF
                                            (UNAUDITED)        2006          CHANGE        CHANGE
                                           ------------    ------------     ---------      ------
Cash .................................      $  748,768      $  754,382         5,614           NM
Funds withheld at interest ...........      $5,317,744      $6,201,263      (883,519)      -14.2%
Accrued interest income ..............      $    5,087      $        0         5,087        +100%
Unamortized policy acquisition costs .      $  470,057      $  482,065       (12,008)       -2.5%
Total assets .........................      $6,541,656      $7,437,710      (896,054)      -12.0%
Contractholders deposits .............      $5,599,777      $6,498,525      (898,748)      -13.8%
Line of credit payable - related party      $  256,200      $  180,500        75,700       +41.9%
Notes payable - related party ........      $  145,000      $  145,000             0          n/a
Accounts payable and accrued expenses       $   29,135      $   11,556        17,579        +152%
Total liabilities ....................      $6,030,112      $6,835,581      (805,469)      -11.8%

NM = not meaningful

         Net cash used in operating activities for the nine months ended September 30, 2007 was $76,001 as compared to $110,295 for the nine months ended September 30, 2006. Included in the total decrease for the fiscal 2007 period as compared to the fiscal 2006 period is a decrease of $56,907 in our net loss. Other factors principally contributing to cash used in operating activities:

         o non-cash adjustment of $17,321 to reconcile our net loss to net cash used in operating activities which reflects deprecation and amortization,

         o  an increase of $17,579 in accounts payable and accrued expenses, and

         o a decrease of $883,519in funds withheld at interest together with a decrease of $898,748 in contract holder funds, both as a result of early surrenders by policy holders and terminations upon the death of policy holders.

         Net cash used in investing activities for the nine months ended September 30, 2007 was $5,313 as compared to $5,663 for the nine months ended September 30, 2006. This change is primarily attributable to a decrease in contract acquisition costs amortized for the fiscal 2007 period.

         Net cash provided by financing activities was $75,700 for the nine months ended September 30, 2007 as compared to $223,000 for the comparable period in 2006 which represented increased borrowings under the revolving line of credit with our principal shareholder.

         At September 30, 2007 we had cash of $748,768 inclusive of $500,984 in capital and surplus on deposit for our insurance company subsidiary. We are currently required by the State of Arizona to maintain at least $375,000 in capital and surplus. We intend to reduce the amount on deposit for our insurance company subsidiary to such level which will provide us an additional capital to fund our ongoing business. We do not have any present commitments for capital expenditures. In connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. We are in the process of engaging a consultant to assist us in the preparation of the assessment, but do not anticipate that the costs of this project will be significant.

         At September 30, 2007 we had approximately $43,800 available under the credit line extended to us by Dr. Bishop, which such line matures on August 30, 2008, which we believe, together with cash on hand, is sufficient to fund our working capital needs for at least a year based upon our current level of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. We do not expect the interpretation will have a material impact on our results of operations or financial position.

         In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

         Our management, including our President who also serves as our principal financial and accounting officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Effective as of August 30, 2007 we renewed the $300,000 Unsecured Revolving Credit Note which was due August 30, 2007 for an additional year. This credit line, which is extended to us by Dr. and Mrs. Archer W. Bishop, Jr., is now due on August 30, 2008. Dr. Bishop is a member of our Board of Directors and a principal shareholder of our company.

ITEM 6.  EXHIBITS

Exhibit No.                Description
-----------                -----------

10.8        Unsecured Revolving Credit Note (Renewal) in the principal amount of
            $300,000

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

                                     AMERICAN LIFE HOLDING COMPANY, INC.

November 15, 2007                    By: /s/ Lila K. Pfleger
                                         -------------------
                                     Lila K. Pfleger
                                     President, principal executive officer, and
                                     principal accounting and financial officer