Form 10KSB
period 2007-12-31
AMERICAN LIFE HOLDING CO INC
filed 2008-04-14
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                                             -----------------
                                       OR

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

             4823 OLD KINGSTON PIKE, SUITE 140, KNOXVILLE, TN 37919
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (865) 588-2836

              Securities registered under section 12(b) of the act:

     Title of each class         Name of each exchange on which registered

            None                              Not applicable
            ----                              --------------

              Securities registered under section 12(g) of the act:

                    Common stock, par value $0.001 Per share
                                (Title of class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $ 0 for the fiscal year ended December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $0 on April 7, 2008

State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 391,449 shares of common stock are issued and outstanding as of April 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Form (check one): Yes ___ No _X_

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

                           OTHER PERTINENT INFORMATION

         When used in this annual report, the terms "American Life Holding," " we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, The American LAC, Inc., formerly known as The American Life and Annuity Company, Inc., an Arizona corporation. When used in this annual report, the term "American LAC" refers to our subsidiary.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR HISTORIC BUSINESS

         Through our American LAC subsidiary historically we operated as a reinsurer of single premium deferred annuity and flexible premium deferred annuity contracts for tax qualified and non-qualified investments. The annuity contracts which we reinsured were subject to discretionary surrender or withdrawal by our customers. These policies and contracts represented assumed reinsurance with Allianz Life Insurance Company of North America ("Allianz Life") and Hannover Life Reassurance Company of America ("Hannover Life").

         When an insurance company agrees to assume the insurance risk of another insurance company, this transfer of liability is known as assumed reinsurance. The assuming insurance company, or the reinsurer, puts its assets at risk for the opportunity to participate in the earnings of the assumed policies. Under our previous arrangement with these companies, we accepted a portion of the liability under these annuity policies and in return received a proportionate amount of the asset of those policies. On our behalf these companies invested premiums and deposits to provide cash flow that we used to fund future benefits and expenses.

         Under our agreements with Allianz Life and Hannover Life, we paid our pro-rata share of the acquisition costs of the annuity contracts and put the assets, represented by the ceded portion of the annuity contracts, at risk. If the gross investment income from these assets were not sufficient to pay the guaranteed return, we were at risk for the difference. In turn, any surplus between these two amounts represented investment spread to us.

         When we acquired our annuity contracts, we deferred a portion of the related acquisition costs by establishing a deferred acquisition cost asset on our balance sheet. This asset was amortized over the expected term of the acquired annuity contract based on certain assumptions related to the contract. To the extent surrender, if withdrawal or recapture activity was greater than we assumed, we would incur a non-cash charge to write down the deferred acquisition costs asset, which would be partially offset by recapture of agents' commissions and/or surrender charges.

DISCONTINUATION OF THE OPERATIONS OF OUR AMERICAN LAC SUBSIDIARY

         Our last purchase of annuity contracts was in October 2001. As a result of the lack of sufficient working capital to purchase additional annuity policies or otherwise expand our operations, during fiscal 2005 our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.

         In February 2006, Drs. Archer Bishop and John Bell, two members of our Board of Directors who collectively control approximately 70% of our outstanding common stock, entered into a non-binding agreement to sell their shares in our company to a third party. In October 2006 the parties executed a stock purchase agreement, the closing of which was conditioned solely upon the approval by the Arizona Department of Insurance. If closed, this transaction would have resulted in a change of control of our company and, as American LAC is a wholly-owned subsidiary of our company, an ultimate change of control of that company. Because of this potential change of control of our American LAC subsidiary, the insurance laws of the State of Arizona where our American LAC subsidiary was domiciled required the potential purchaser of our shares to submit an application seeking approval of the change of control. The application must be approved prior to the actual change of control of our company occurring. The third party submitted its application to the State of Arizona and the application underwent the customary review process. The State of Arizona requested additional information related to the analysis by the third party of the continued viability of our American LAC subsidiary. We obtained certain source data from our ceding companies in an effort to assist the third party in providing such additional data. In August 2007 the parties entered into an amendment to the stock purchase agreement which provided that the purchaser must respond to the request for additional information from the State of Arizona by September 17, 2007 and /or the change of control must be approved by October 17, 2007 or the agreement would terminate. Pursuant to the terms of the amendment, the stock purchase agreement was terminated when the third party purchaser failed to meet such deadlines.

         Following the termination of this transaction, our Board of Directors determined to proceed with positioning our company to enter into a business combination with an operating company. The initial indications in 2005 were that the continued operation of our American LAC subsidiary hindered our ability to close such a business combination due to the regulatory requirements involving a change of control of our company unless the target company happened to operate in the insurance industry and was therefore familiar with the requirements. Upon re-evaluation our Board of Directors believed that the operations of our American LAC subsidiary continued to be a deterrent to companies that otherwise might be interested in engaging in a business combination with our company. During the fourth quarter of fiscal 2007 we began taking steps to discontinue the operations of American LAC.

         On December 21, 2007, our American LAC subsidiary and Hannover Life entered into Amendment III Termination and Recapture Amendment ("Hannover Amendment Agreement") to the Annuity Retrocession Agreement which was effective October 31, 2007 pursuant to which Hannover Life paid American LAC $8,380.83, which represented the difference between the funds withheld under the original agreement with Hannover Life and the present value of all known obligations and liabilities of Hannover Life to American LAC under the Hannover agreement, and the surrender benefits equal to the surrender value of the Hannover Life policies and the present obligations and liabilities of American LAC to Hannover Life. The Hannover Amendment Agreement also provided for mutual releases for any present and future obligations of Hannover Life and American LAC arising under the original Hannover Life agreement or the Hannover Amendment Agreement.

         In addition, on December 21, 2007, American LAC and Allianz Life entered into a Recapture and Release Agreement ("Allianz Amendment Agreement") which was effective November 1, 2007, pursuant to which Allianz Life recaptured the Allianz Life reinsurance policies and the reinsurance agreement with Allianz Life was terminated. Under the terms of the Allianz Amendment Agreement, American LAC paid Allianz Life $296,825, which represented the difference between the funds withheld under the Allianz Life reinsurance agreement and the present value of all known obligations and liabilities of Allianz Life to American LAC under the Allianz Life agreement, and the surrender benefits equal to the surrender value of the Allianz Life reinsurance policies and the present obligations and liabilities of American LAC to Allianz Life. The Allianz Amendment Agreement also provided for mutual releases for any present and future obligations of Allianz Life and American LAC arising under the Allianz Life agreement or the Allianz Amendment Agreement.

         As a result of the foregoing, American LAC has no agreements to reinsure annuity policies or annuity polices which it reinsures. In March 2008, American LAC filed an application to terminate its insurance license with the Arizona Department of Insurance which was granted on March 27, 2008. As a condition to the termination,

      o American LAC amended its Articles of Domestication to change its name to "The American LAC, Inc." and revised the purpose of the business, as previously provided to be a insurance company, to provide: "The general nature of the business to be transacted by this Corporation shall be to engage in any and all lawful business permitted under the laws of the United States and the State of Arizona," and

      o  we guaranteed all payment for all obligations of American LAC.

         In addition, American LAC requested the release of its statutory deposit in the amount of $512,000. We intend to use a portion of the funds representing the statutory deposit to repay outstanding principal and interest owed to our principal shareholder under the line of credit which totaled $379,072 at December 31, 2007.

STATUS AS A "SHELL COMPANY"

         As a result of the discontinuation of the operations of our American LAC subsidiary, we do not presently have any business or operations and are considered a "shell" company under Federal securities laws. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

         We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, Ms. Lila Pfleger, our President, who may not be considered a professional business analyst. Ms. Pfleger will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors and legal counsel or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

      o  the available technical, financial and managerial resources;

      o  working capital and other financial requirements;

      o  history of operations, if any;

      o  prospects for the future;

      o  nature of present and expected competition;

      o the quality and experience of management services which may be available and the depth of that management;

      o  the potential for further research, development, or exploration;

      o specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

      o  the potential for growth or expansion;

      o  the potential for profit;

      o the perceived public recognition of acceptance of products, services, or trades; name identification; and

      o  other relevant factors.

         We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the SEC which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our shareholders.

         We will not restrict our search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. We anticipate that we will incur nominal expenses in the implementation of our business plan which will be funded from our current working capital.

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

         We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

EMPLOYEES

         As of March 31, 2008, we had one employee, Mrs. Pfleger, our President and the president of our American LAC subsidiary. Mrs. Pfleger is involved in other full-time business activities and devotes her time and attention to our business on a part-time basis as needed.

OUR HISTORY

         We were formed in Florida in May 1998 originally under the name B&B Capital Group, Inc. In June 2002 the shareholders of American LAC exchanged a total of 319,799 shares of common stock, which was 100% of the issued and outstanding shares of American LAC common stock, for 319,799 shares of our common stock. In addition, warrants to purchase an aggregate of 11,000 shares of common stock of American LAC held by our new management were exchanged for options to purchase a like number of shares of common stock in our company. Following the share exchange, in July 2002 we changed our name to American Life Holding Company, Inc.

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

WE CURRENTLY DO NOT HAVE AN OPERATING BUSINESS, BUT ALSO DO NOT INTEND TO PURSUE A COURSE OF COMPLETE LIQUIDATION AND DISSOLUTION, AND ACCORDINGLY, THE VALUE OF YOUR SHARES MAY DECREASE.

         We currently do not have any operating business. We continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

WE MAY NOT BE ABLE TO IDENTIFY OR FULLY CAPITALIZE ON ANY APPROPRIATE BUSINESS PPORTUNITIES.

         We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

      o competition from other potential acquirors and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;

      o in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and

      o the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

         Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR COMMON SHAREHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which no shares are currently issued and outstanding. Our Board of Directors may, without shareholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

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

         Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934 ("Exchange Act"). Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

                                               HIGH       LOW
Fiscal 2006:                                   ----       ---
January 1, 2006 through March 31, 2006 .....     $0        $0
April 1, 2006 through June 30, 2006 ........     $0        $0
July 1, 2006 through September 30, 2006 ....     $0        $0
October 1, 2006 through December 31, 200 ...     $0        $0

Fiscal 2007:
January 1, 2007 through March 31, 2007 .....     $0        $0
April 1, 2007 through June 30, 2007 ........     $0        $0
July 1, 2007 through September 30, 2007 ....     $0        $0
October 1, 2007 through December 31, 2007 ..     $0        $0

Fiscal 2008:
January 1, 2008 through March 31, 2008 .....     $0        $0

         On April 11, 2008, the last sale price of our common stock as reported on the OTCBB was $0. As of March 31, 2008, there were approximately 53 record owners of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and any compensation plans not previously approved by our shareholders as of December 31, 2007.

                                                                             NUMBER OF
                                                                             SECURITIES
                                                                             REMAINING
                                         NUMBER OF                           AVAILABLE FOR
                                         SECURITIES TO                       FUTURE ISSUANCE
                                         BE ISSUED UPON   WEIGHTED AVERAGE   UNDER EQUITY
                                         EXERCISE OF      EXERCISE PRICE     COMPENSATION
                                         OUTSTANDING      OF OUTSTANDING     PLANS (EXCLUDING
                                         OPTIONS,         OPTIONS,           SECURITIES
                                         WARRANTS AND     WARRANTS AND       REFLECTED IN
                                         RIGHTS (A)       RIGHTS (B)         COLUMN (A)) (C)
                                         --------------   ----------------   ----------------
Plan category
-------------
Plans approved by our shareholders:
   2002 Stock Option Plan ............       11,000            $ 10.00           1,989,000
Plans not approved by our shareholders       44,500            $ 10.00                   0

         The securities included in the foregoing table under "Plans not approved by our shareholders" represent warrants to purchase shares of our common stock granted in 2002 in exchange for warrants at our American LAC subsidiary which had been previously granted as compensation and which were outstanding at the time of the share exchange described elsewhere herein. These warrants, which have anti-dilution protection in the event of stock splits and recapitalization, are exercisable in perpetuity. A description of our 2002 Stock Option Plan is contained later in this report under Part II, Item 10. Executive Compensation - 2002 Stock Option Plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

         During the fiscal year ended December 31, 2007 our operations consisted of those of our American LAC subsidiary. As described elsewhere herein, during the fourth quarter of fiscal 2007 we discontinued those operations and those results are presented as discontinued operations in the financial statements included elsewhere in this report. We are now considered a "shell company" under Federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under Federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination. In addition, at December 31, 2007 we owed our principal shareholder $359,200 of principal and $19,872 of accrued interest under a line of credit. Following the March 27, 2008 granting by the State of Arizona of American LAC's application to terminate its insurance license and the receipt by American LAC of the requested the release of its statutory deposit in the amount of $512,000, we intend to use the funds to repay the amount outstanding under the line of credit with our principal shareholder. We believe that the balance of those funds from the return of the statutory deposit, together with cash on hand, should be sufficient to pay our operating expenses until such time as we are able to identify and close a business combination with an operating entity.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2007 we had cash on hand of $123,257, exclusive of funds then on deposit of approximately $500,000 which represented American LAC's statutory capital.

         Our balance sheet at December 31, 2007 reflects $96,825 payable to insurer which represents a timing difference in when certain costs associated with the annuity contracts held by our American LAC subsidiary were recognized.

         Our balance sheet at December 31, 2007 also reflects $359,200 of principal due Dr. Bishop, our principal shareholder, under a line of credit. As described elsewhere herein, under the terms of the Allianz Amendment Agreement, American LAC paid Allianz Life $296,825 which represented the difference between the funds withheld under the Allianz Life reinsurance agreement and the present value of all known obligations and liabilities of Allianz Life to American LAC under the Allianz Life agreement, and the surrender benefits equal to the surrender value of the Allianz Life reinsurance policies and the present obligations and liabilities of American LAC to Allianz Life. In order to provide funds for this payment, during the fourth quarter of fiscal 2007 we drew an additional $100,000 under the line of credit extended us by Dr. Bishop. As set forth elsewhere herein, upon the receipt of the return of American LAC's statutory deposit in connection with the discontinuation of its operations we will use a portion of those funds to satisfy this line of credit in full. Although no firm agreement has been reached, it is anticipated that the line of credit will remain available to us under a reduced amount and with terms that provide it must be satisfied in full in the event of a change of control of our company.

         Net cash used in continuing operations for fiscal 2007 was $10,446 which reflects our net loss of $596,620 and an increase of accounts payable and accrued expenses of $13,173 which was offset by a non-cash adjustment of $573,001 which reflected our discontinued operations. Net cash used in operating activities for fiscal 2007 was $141,325 and included $130,879 associated with cash used in discontinued operations. Net cash provided by financing activities for fiscal 2007 was $10,200 and represented proceeds to us from the line of credit extended us by Dr. Bishop were unrelated to our discontinued operations. As a result of the discontinued operations related to American LAC we do not believe a comparison to net cash used in operating activates or net cash provided by financing activities for fiscal 206 would be informative.

         Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity. We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is inevitably beneficial to our shareholders. In addition, as it is likely that if we enter into a business combination the structure of the transaction will be such that the approval of our shareholders is not necessary before the transaction is closed. As such, our shareholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of this statement did not have a material impact on our results of operations or financial position.

         In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on our financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-15, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

         Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

         Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

          NAME                  AGE                POSITION
          ----                  ---                --------
Archer W. Bishop, Jr., M.D.     64       Chairman of the Board
Lila K. Pfleger                 47       President, Treasurer and director
John H. Bell, M.D.              73       Director

         DR. ARCHER W. BISHOP, JR. Dr. Bishop has served as our chairman since June 2002, and has served as chairman of the board of our American LAC subsidiary since its inception in 1992. Dr. Bishop, an orthopedic surgeon, practiced from 1968 until retiring in 2000. Dr. Bishop also serves as chairman of the Board of the Thompson Cancer Survival Center, chairman of the Covenant Health Board Accountable Health Committee and a director of the Lucille Thompson Family Foundation. Dr. Bishop received his Bachelor of Science degree from the University of Tennessee, Knoxville in 1965 and this Doctor of Medicine degree from the University of Tennessee Medical School in 1968.

         LILA K. PFLEGER, CPA. Mrs. Pfleger has served as our president since March 2004 and as secretary, treasurer and a member of our Board of Directors since June 2002 and has served as secretary, treasury and a member of the Board of Directors of our American LAC subsidiary since 1992 and as president of our American LAC subsidiary since September 2004. Since 1988, she has served as Executive Director for the Lucille S. Thompson Family Foundation, a Knoxville, Tennessee based private foundation where Mrs. Pfleger is involved in community and grants management; and since 1988, she has also served as business manager for TABCO, a Knoxville, Tennessee company involved in family wealth management. Prior to joining TABCO, Mrs. Pfleger was also employed as a tax supervisor for Coopers & Lybrand and a staff accountant for Lawson & Synder, P.C. Mrs. Pfleger, who has been a certified public accountant since 1984, is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. She received her Bachelor of Science with a major in accounting from the University of Tennessee in 1982.

         Mrs. Pfleger devotes approximately 25% of her time to our company. The balance of her time is devoted to her positions as Executive Director for the Lucille S. Thompson Family Foundation and as business Manager for TABCO, both organizations related to Dr. Bishop.

         JOHN H. BELL, M.D. Dr. Bell has been a member of our Board of Directors since June 2002, and has served as a member of the Board of Directors of our American LAC subsidiary since 1992. Dr. Bell, a retired orthopedic surgeon, is a member of the American Academy of Orthopedic Surgeons, the America College of Surgeons and the State of Tennessee Medical Society. Dr. Bell received both his A.B. degree and Doctor of Medicine from Duke University.

         There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

DIRECTOR COMPENSATION

         The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2007:

                                             DIRECTOR COMPENSATION
                                             ---------------------
                                                            Non-equity
                                                             incentive   Nonqualified
                      Fees earned                              plan        deferred      All other
                       or paid in    Stock      Option     compensation  compensation  compensation
     Name               cash ($)   awards ($)  awards ($)       ($)      earnings ($)       ($)      Total ($)
      (a)                 (b)          (c)        (d)           (e)           (f)           (g)         (h)
--------------------  -----------  ----------  ----------  ------------  ------------  ------------  ---------
Dr. Archer W. Bishop            0           0           0             0             0             0          0
Lila K. Pfleger                 0           0           0             0             0             0          0
Dr. John Bell                   0           0           0             0             0             0          0

         We do not pay fees to directors for their attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended December 31, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% of greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2007.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         In August 2002, we established an Audit Committee of our Board of Directors. The members of the Audit Committee are Dr. Bell, an independent director, and Mrs. Pfleger, our President. The Audit Committee assists the Board in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications, independence and performance of our independent auditors, the performance of our internal audit function and our compliance with legal and regulatory requirements. The Audit Committee operates in accordance with a written charter adopted by the Board. Mrs. Pfleger, who is not an independent' director, is an "audit committee financial expert" within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. In general, an "audit committee financial expert" is an individual member of the audit committee or board of directors who:

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

         Our Board of Directors has not established any other committees, including a nominating committee, a corporate governance committee or a compensation committee, which such functions are undertaken by our Board of Directors as a group. Because our small size and scope of our operations, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size, closely held nature and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007.

                                      SUMMARY COMPENSATION TABLE
                                      --------------------------
                                                      NON-EQUITY
                                                      INCENTIVE     NONQUALIFIED  ALL
NAME AND                              STOCK   OPTION  PLAN          DEFERRED      OTHER
PRINCIPAL              SALARY  BONUS  AWARDS  AWARDS  COMPENSATION  COMPENSATION  COMPENSATION  TOTAL
POSITION         YEAR  ($)     ($)    ($)     ($)     ($)           EARNINGS ($)  ($)           ($)
(A)              (B)   (C)     (D)    (E)     (F)     (G)           (H)           (I)           (J)
---------------  ----  ------  -----  ------  ------  ------------  ------------  ------------  ------
Lila K. Pfleger  2007  37,800      0       0       0            0              0             0  37,800
                 2006  37,800      0       0       0            0              0             0  37,800

         Mrs. Pfleger has served as our President since March 2004 and President of our American LAC subsidiary since September 2004. She serves at the pleasure of the Board of Directors, of which she is a member. We are not a party to an employment or similar compensation agreement with Mrs. Pfleger. The amount of salary paid to her in each of the last two fiscal years was determined at the discretion of our Board of Directors based upon the time she devotes to our business and operations.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

                                    OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                                    --------------------------------------------
                                       OPTION AWARDS                                      STOCK AWARDS
              -------------------------------------------------------------  --------------------------------------
                                                                                                           Equity
                                                                                                          incentive
                                                                                       Market  Equity       plan
                                                                                       value   incentive   awards:
                                             Equity                                      of      plan     Market or
                                           incentive                                   shares  awards:     payout
                                              plan                            Number     or    Number of   value of
                                            awards:                             of     units   unearned    unearned
               Number of     Number of     Number of                          shares     of     shares,     shares,
               securities    securities    securities                        or units  stock   units or    units or
               underlying    underlying    underlying                        of stock   that     other       other
              unexercised   unexercised   unexercised   Option                 that     have    rights      rights
                options       options       unearned   exercise    Option    have not   not    that have  that have
                  (#)           (#)         options      price   expiration   vested   vested     not        not
    Name      exercisable  unexercisable      (#)         ($)       date        (#)      ($)   vested(#)  vested(#)
    (a)           (b)           (c)           (d)         (e)       (f)         (g)      (h)      (i)        (j)
------------  -----------  -------------  -----------  --------  ----------  --------  ------  ---------  ---------
Lila Pfleger        1,650              0            0    $10.00   10/02/12          0       0          0          0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At March 31, 2008 we had 391,449 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008 by:

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

                                           AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP      % OF CLASS
-------------------------------------      --------------------      ----------

Dr. Archer W. Bishop ................            232,051                59.3%
Lila K. Pfleger(1) ..................              7,759                 2.0%
Dr. John H. Bell ....................             41,674                10.6%
All officers and directors as a group
(three persons)(1) ..................            281,484                71.6%
RM Consulting LLC (2) ...............             25,000                 6.4%
Stanley P. Brown (3) ................             42,000                 9.7%
Ella Chesnutt (4) ...................             20,000                 5.1%

(1) Includes 1,650 shares of our common stock underlying options granted under our 2002 Stock Option Plan which are exercisable at $10.00 per share.

(2) RM Consulting LLC's address is 1729 Midpark Road, Suite C- 200, Knoxville, Tennessee 37921. Rick Swafford, CPA holds voting and dispositive control over securities held by RM Consulting LLC.

(3) The number of shares beneficially owned by Mr. Brown includes 42,000 shares of our common stock underlying warrants exercisable at $10.00 per share which are exercisable in perpetuity. Mr. Brown, whose address is 7102 Cheshire Drive, Knoxville, Tennessee 37919, is formerly an officer of our company.

(4) Mrs. Chesnutt's address is 6200 Devon Drive, Columbia, Maryland 21044.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         On August 30, 2007 Dr. Archer W. Bishop, Jr., a principal shareholder and Chairman of our Board of Directors, extended to us a one year $300,000 line of credit due August 30, 2008 which bears interest at the rate of prime plus one percent (1%), adjusted quarterly on each of March 31, June 30, September 30 and December 31 of each year that this note remained outstanding. We use funds available under the line of credit for general working capital.

         In December 2007 Dr. Bishop increased the amount available under the line of credit to $400,000 and we issued him a new note in satisfaction of the August 2007 note. This new note, which otherwise contained the same terms as the note issued in August 2007, matures on August 30, 2008. At December 31, 2007 we owed Dr. Bishop $359,200 of principal and approximately $20,000 of accrued interest under this note. As described elsewhere herein, we intend to use a portion of the proceeds our American LAC receives from the refund of its statutory capital to satisfy the amounts outstanding under the note.

         On August 9, 2006 we borrowed an additional $145,000 from Dr. Bishop on an interest-free basis for the purpose of increasing the amount of capital and surplus of our American Life subsidiary. Previously, subsequent to American LAC's acquisition of a group of annuity contracts from Allianz Life, American LAC discovered that the rates being credited to it by Allianz Life were incorrect. After discussions with Allianz Life, Allianz Life paid American LAC approximately $70,000 representing the deficiency in the crediting amount. In conjunction with the preparation of American LAC's 2005 statutory report it appeared that Allianz Life never corrected its internal accounting to properly credit American LAC for the spread between the return on the funds withheld and the amount due the annuity contract holders. This apparent error led to a deficiency in American LAC's capital and surplus of approximately $145,000. If this apparent error by Allianz Life had been discovered prior to the redemption of Dr. Bishop's preferred stock in fiscal 2005, the amount of funds available for redemption would have been reduced. Dr. Bishop lent the funds to us to satisfy the deficiency on an interest free basis and agreed at such time as the investigation by Allianz Life was concluded should American LAC receive a one-time payment from Allianz Life representing the deficiency in previously credited amounts, up to $145,000 of that amount would be tendered to Dr. Bishop as repayment for this advance. If the investigation determined that the amounts previously credited by Allianz Life to American LAC's account were in fact correct, or if the amount tendered by Allianz Life was less than the $145,000, Dr. Bishop would forgive any deficiency due him under this $145,000 advance. In connection with the Allianz Amendment Agreement the ultimate accounting concluded that there had been no error in the crediting rates. Accordingly, Dr. Bishop forgave the advance.

DIRECTOR INDEPENDENCE

         Dr. Bell is an "independent" director within the meaning of Marketplace Rule 4200(a)(15) of the NASDAQ Market Place Rules.

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT
NO.                        DESCRIPTION OF EXHIBIT
-------                    ----------------------
2.1      Share Exchange Agreement dated June 22, 2002 (1)
3.1      Articles of Incorporation(1)
3.2      Amended and Restated Articles of Incorporation(1)
3.3      Articles of Amendment to the Amended and Restated Articles of
         Incorporation(1)
3.4      By-Laws(1)
3.5      Articles of Amendment to the Amended and Restated Articles of
         Incorporation(1)
10.1 Reinsurance Agreement with Allianz Life Insurance Company of North American, and addendums (1)
10.2 Annuity Retrocession Agreement with Hanover Reassurance Company of North America(1)
10.3 Amendment III Termination and Recapture Amendment to the Annuity Retrocession Agreement between The American Life and Annuity Company, Inc. and Reassurance Company of Hannover (now known as Hannover Life Reassurance Company of America)(5).
10.4 Recapture and Release Agreement between The American Life and Annuity Company, Inc. and Allianz Life Insurance Company of North America (5)
10.5     American Life Holding Company, Inc. 2002 Stock Option Plan(1)
10.6 Unsecured Revolving Credit Note (Renewal) in the principal amount of $400,000 *
14.1     Code of Ethics(3)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*  filed herewith

(1) Incorporated by reference to registration statement on Form SB-2, SEC file number 333-99415, as amended, and as declared effective by the SEC on February 12, 2003.
(2) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2004.
(3) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(4) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2006.
(5) Incorporated by reference to the Current Report on Form 8-K as filed on December 28, 2007.
(6) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Henderson Hutcherson & McCullough, PLLC has served as our independent registered public accounting firm for our last two fiscal years. The following table shows the fees that were billed for the audit and other services provided by that firm for fiscal 2007 and 2006.

                                  Fiscal 2007    Fiscal 2006
                                  -----------    -----------
Audit Fees .....................    $25,000        $26,500
Audit-Related Fees .............          0              0
Tax Fees .......................          0              0
All Other Fees .................          0              0
                                    -------        -------
                   Total .......    $25,000        $26,500
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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   American Life Holding Company, Inc.


April 14, 2008                     By:/s/ Lila K. Pfleger
                                      -------------------
                                      Lila K. Pfleger, President, director,
                                      principal executive officer,
                                      principal financial and accounting officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                        TITLE                          DATE
      ---------                        -----                          ----
/s/ Archer W. Bishop, Jr.      Chairman of the Board             April 14, 2008
-------------------------
Archer W. Bishop, Jr.


/s/ Lila K. Pfleger            President, director,              April 14, 2008
-------------------            principal executive officer,
Lila K. Pfleger                principal financial and
                               accounting officer

/s/ John H. Bell               Director                          April 14, 2008
----------------
John H. Bell

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
American Life Holding Company, Inc. and Subsidiary
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of American Life Holding Company, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Life Holding Company, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Chattanooga, Tennessee
April 9, 2008

                                             /s/ Henderson Hutcherson
                                             & McCullough, PLLC

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

                                     ASSETS
                                                          2007          2006
                                                      -----------   -----------

Cash ...............................................  $   623,257   $   754,382
Funds withheld at interest subject to restrictions .            -     6,201,263
Due from insurer ...................................        8,380             -
Accrued interest ...................................        1,754             -
Unamortized policy acquisition costs ...............            -       482,065
                                                      -----------   -----------

  TOTAL ASSETS .....................................  $   633,391   $ 7,437,710
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Contractholder deposits ............................            -     6,498,525
Payable to insurer .................................       96,825             -
Notes payable ......................................            -       145,000
Line of credit payable .............................      359,200       180,500
Accounts payable and accrued expenses ..............       26,857        11,556
                                                      -----------   -----------

  TOTAL LIABILITIES ................................      482,882     6,835,581
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
  authorized; issued and outstanding, 391,449 shares          392           392
Additional paid-in capital .........................    3,082,809     2,937,809
Accumulated deficit ................................   (2,932,692)   (2,336,072)
                                                      -----------   -----------

  TOTAL STOCKHOLDERS' EQUITY .......................      150,509       602,129
                                                      -----------   -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $   633,391   $ 7,437,710
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

                                                            2007         2006
                                                         ---------    ---------

REVENUES
  Investment income ..................................   $       -    $ 265,637
  Realized investment gains ..........................           -            -
                                                         ---------    ---------
                                                                 -      265,637
EXPENSES
  Interest to contractholders ........................           -      265,881
  General and administrative expenses ................      11,057      178,014
  Taxes, licenses and other ..........................           -        4,847
                                                         ---------    ---------
                                                            11,057      448,742
OTHER INCOME (EXPENSE)
  Interest ...........................................     (12,562)      (8,660)
                                                         ---------    ---------

  NET LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ................................     (23,619)    (191,765)

INCOME TAX BENEFIT (EXPENSE) .........................           -            -
                                                         ---------    ---------

  NET LOSS FROM CONTINUING OPERATIONS ................     (23,619)    (191,765)

  LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX OF $-     (573,001)           -
                                                         ---------    ---------

NET LOSS .............................................   $(596,620)   $(191,765)
                                                         =========    =========

BASIC AND DILUTED LOSS PER SHARE .....................   $   (1.52)   $    (.49)
                                                         =========    =========

BASIC AND DILUTED LOSS PER SHARE FROM
 CONTINUING OPRATIONS ................................   $    (.06)   $    (.49)
                                                         =========    =========

EARNINGS (LOSS) PER SHARE FROM DISCONTINUED
 OPERATIONS ..........................................   $   (1.46)   $       -
                                                         =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING -
 BASIC AND DILUTED ...................................   $ 391,449    $ 391,449
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

                                                         2007           2006
                                                     -----------    -----------
OPERATING ACTIVITIES
  Net loss .......................................   $  (596,620)   $  (191,765)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Loss from discontinued operations ............       573,001              -
    Depreciation and amortization ................             -         55,324
    (Increase) decrease in:
      Funds withheld at interest .................             -      1,068,325
      Accrued investment income ..................             -          1,672
    Increase (decrease) in:
      Contract holder funds ......................             -     (1,073,385)
      Accounts payable and accrued expenses ......        13,173          1,920
                                                     -----------    -----------

    Net cash used in continuing operations .......       (10,446)      (137,909)
    Net cash used in discontinued operations .....      (130,879)             -
                                                     -----------    -----------

    Net cash used in operating activities ........      (141,325)      (137,909)

INVESTING ACTIVITIES
  Contract acquisition costs .....................             -         (8,111)
                                                     -----------    -----------

    Net cash used in investing activities ........             -         (8,111)
                                                     -----------    -----------

FINANCING ACTIVITIES
  Proceeds from stockholder line of credit .......        10,200              -
  Proceeds from stockholder note .................             -        225,500
                                                     -----------    -----------
    Net cash provided by financing activities ....        10,200        225,500
                                                     -----------    -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ................................      (131,125)        79,480

  Cash and cash equivalents, beginning of period .       754,382        674,902
                                                     -----------    -----------

  Cash and cash equivalents, end of period .......   $   623,257    $   754,382
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
________________________________________________________________________________________________
                                                                       ACCUMULATED
                          COMMON STOCK     ADDITIONAL                     OTHER
                       -----------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                        SHARES    AMOUNT    CAPITAL       DEFICIT     INCOME (LOSS)   TOTAL
                       --------   ------   ----------   -----------   -------------   ---------
Balance at
 January 1, 2006 ...   $391,449   $  392   $2,937,809   $(2,144,307)  $           -   $ 793,894

  Net loss .........          -        -            -      (191,765)              -    (191,765)
                       --------   ------   ----------   -----------   -------------   ---------

Balance at
 January 1, 2007 ...    391,449   $  392   $2,937,809   $(2,336,072)  $           -   $ 602,129

  Net loss .........          -        -            -     (596,620)               -    (596,620)

  Conversion of
   note payable ....          -        -      145,000             -               -     145,000
                       --------   ------   ----------   -----------   -------------   ---------

Balance,
 December 31, 2007 .   $391,449   $  392   $3,082,809   $(2,932,692)  $           -   $ 150,509
                       ========   ======   ==========   ===========   =============   =========

                      The accompanying notes are an integral part of these
                               consolidated financial statements.

                                               F-5

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

NOTE 1 - FORMATION AND BASIS OF PRESENTATION

         These consolidated financial statements include the accounts of American Life Holding Company, Inc. ("ALH") and the accounts of its subsidiary, The American LAC, Inc., formerly known as The American Life & Annuity Company, Inc. ("ALAC"). All inter-company balances have been eliminated in consolidation.

         ALAC was established as a Tennessee corporation in 1992. In November 1997, it was issued a Certificate of Authority by the Tennessee Department of Commerce and Insurance allowing it to accept life, health and annuity insurance risks on either a primary or reinsurance basis. Effective August 5, 2004, ALAC received its Certificate of Authority to operate in the State of Arizona. The State of Tennessee surrendered its Certificate of Authority over ALAC, effective December 31, 2004. Until 2007, ALAC's activities have been focused on the reinsurance of fixed rate annuity insurance products.

         On December 21, 2007, the Company liquidated its insurance assets and obligations to the original reinsurers by executing recapture agreements. The Company has accounted for the transactions as discontinued operations. The effect of the discontinuance of operations is to effectively render the Company a "shell company." Subsequent to December 31, 2007, the Company applied to the State of Arizona for cancellation of its certificate of authority. See Note 5- Discontinued Operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         Annuity contract policies that were reinsured by the Company were subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts represented assumed reinsurance, primarily with a subsidiary of one of the five largest insurance holding companies in the world, which invested premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

         On December 21, 2007, the Company discontinued its insurance operations effective November 1, 2007. See Note 5.

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

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION

         Reinsurance assumed on annuity business generated investment income over time on the assets held on the Company's behalf by ceding companies. The Company recognized investment income from ceding companies and interest on its bond portfolio as interest income when the interest and investment income becomes due and its collection is reasonably assured.

         INVESTMENTS

         At December 31, 2007 and 2006 the Company's investments include only interest bearing cash and a treasury note.

         FUNDS WITHHELD AT INTEREST SUBJECT TO RESTRICTIONS

         Funds withheld at interest subject to restrictions were funds held by ceding companies under coinsurance agreements whereby the Company received the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding companies.

         The availability of these funds to us was subject to certain restrictions. The Company could liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsurers, a process known in the insurance industry as retroceding. Although no approval to retrocede any annuity contracts to another reinsurer was required if the amount of the contracts had not exceeded 5% of the Company's total assets, if the Company had wished to retrocede any of its contracts to another reinsurer to liquidate its funds withheld at interest in an amount which exceeded this 5% limitation, the Company would have first been required to obtain regulatory approval from the State of Arizona. To institute this approval process, the Company would have been required to file a prescribed form with the Insurance Commissioner's office describing the transaction and including the name of the reinsurer.

         Effective November 1, 2007 these funds were offset against contractholder liabilities. See Notes 5 and 9.

         DEFERRED POLICY ACQUISITION COSTS

         Deferred policy acquisition costs represented those costs that varied with and were primarily related to the production of new business. These acquisition expenses were deferred and charged against income through amortization. Amortization is computed using proportional methods for each block of contracts based on the ratio of individual period gross profits to expected total gross profits arising from the contracts over the estimated lives of the related contracts, currently estimated to be twenty years for the Company's existing annuity contracts. In estimating such lives, management principally utilizes the experience of the ceding companies that generally take into account the frequency of early surrenders of contracts and the average term to complete annuitization of the contracts. Annuitization refers to when the contract holder asks for payment, either in a series of payments or in a lump sum. The contracts have no specified date that requires the holder to annuitize. However, current US tax laws require holders to annuitize upon reaching a certain age or suffer adverse tax consequences.

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         At each reporting date, unamortized policy acquisition costs have been subjected to tests, by block of contracts, to determine whether the cost of business acquired remains recoverable, and the cumulative amortization is re-estimated and adjusted by a cumulative charge to current operations when applicable. As a means for making such estimates, the Company generally relies on data obtained from the ceding companies regarding economic lives, attrition, trends and pattern of payments.

         Until a contract reached the annuitization phase, they were considered to be in the accumulation phase. The Company's ceded contracts in force were primarily in the accumulation phase. Amortization expense for 2007 and 2006 totaled $17,321 and $21,358, respectively.

         With the termination of its reinsurance treaties, effective November 1, 2007, the Company wrote off the remaining unamortized balance of deferred acquisition costs of $470,057. The resulting loss on the write-down is presented net of tax effects of $0 and is included in the Company's statement of operations for the year ended December 31, 2007 under the caption "loss from discontinued operations."

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

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

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

         Under provision of Statement of Financial Accounting Standards No. 128, "Earnings per Share," per-share results of operations from discontinued operations are presented for 2007.

         For the year ended December 31, 2007 and 2006, all securities convertible into common shares were anti-dilutive.

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

         FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact on our results of operations or financial position. The Company currently has open tax return periods beginning with December 31, 2005 through December 31, 2007.

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

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 4 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         Interest of $0 and $8,660 was paid for the years ended December 31, 2007 and 2006, respectively. No income taxes were paid in any period presented.

NOTE 5 - DISCONTINUED OPERATIONS

         The Company discontinued its insurance operations, effective November 1, 2007. At December 31, 2007, the Company had become a shell corporation with no assets remaining in the disposal group. ALAC requested that the State of Arizona cancel its certificate of authority, and on March 28, 2008, the director of the State of Arizona's Department of Insurance entered an order to release ALAC's statutory deposit of $512,000, effective upon filing by ALAC of Articles of Amendment to its Articles of Incorporation, in which the company's name will be changed to The American LAC, Inc.. Additionally, ALAC's request for a waiver of the requirement for filing its 2007 forms B and C was granted. Subject to filing its Articles of Amendment by December 31, 2008, ALAC has additionally been released from the requirement to file its annual statement for 2007 with the State of Arizona. The accompanying financial statements give effect to these orders as if they had transpired at December 31, 2007.

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS

         As of December 31, 2007, $359,200 was owed the principal stockholder, due under a demand note with interest at 5.75%. Under terms of its original loan agreement with the stockholder, $145,000 due under a non-interest bearing note was reclassified as additional paid-in capital during 2007. See Note 11.

         At December 31, 2006, an aggregate of $325,500 was owed the principal stockholder. Of this amount, $180,500 was due under a demand note with interest at 5.75%, and the balance of $145,000 was due under a non-interest bearing note.

NOTE 7 - INVESTMENTS

         Major categories of investment income are summarized as follows:

                                                            2007         2006
                                                         ---------    ---------
         Fixed maturities ............................   $       -    $       -
         Interest bearing cash .......................      27,250       20,562
         Gross investment income credited by reinsured     185,220      245,100
                                                         ---------    ---------
                                                           212,470      265,662
         Investment expenses .........................        (180)         (25)
                                                         ---------    ---------
         Total .......................................   $ 212,290    $ 265,637
                                                         =========    =========

NOTE 8 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

         Cash and short-term investments are carried at cost, which is a reasonable estimate of fair value. Amount due from reinsurer was stated at settlement value, which approximates fair value because of its short-term maturity. For investment securities (bonds), fair values are based on quoted market prices or dealer quotes. If a quoted price is not available, fair value is estimated by management using quoted market prices for similar securities.

NOTE 9 - CONTRACT HOLDER DEPOSITS

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

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

NOTE 9 - CONTRACT HOLDER DEPOSITS (Continued)

         The composition of these liabilities at December 31, 2006 was as follows:

                             ANNUITIES           AMOUNT OF
         YEAR OF ISSUE       IN FORCE        CONTRACT LIABILITY
         -------------       --------        ------------------
             1997           $ 1,213,466         $ 1,213,466
             1998             3,054,183           3,053,294
             1999             2,008,989           2,008,989
             2000               221,887             221,867
                            -----------         -----------
                            $ 6,498,525         $ 6,497,616
                            ===========         ===========

         By terms of the recapture agreements in which the Company terminated its insurance operations, in November 2007, mutual releases were executed with the former ceding companies whereby the Company gave and obtained full and final release from any liability to the contractholders or others. Pursuant to the settlement, deposits of $5,584,097, represented by statutory reserves in the calculation, were offset by funds withheld at interest in the amount of $5,302,271, and the Company recorded a current net payable of $288,445 to the formerly reinsured companies. In conjunction with the transaction the Company wrote off its deferred acquisition costs pertaining to the contracts, recognizing a loss of $476,676 on the transactions. See Note 2.

NOTE 10 - INCOME TAXES

         Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                              2007        2006
                                                           ---------   --------
         Computed expected income tax benefit (expense)    $ 202,800   $ 65,200
         Expenses not deductible for income tax purposes           -          -
         Revision of estimated net operating loss ......           -          -
         Reversal of temporary differences
           at lower than expected rates ................     (90,500)         -
         State taxes ...................................      38,800     11,500
         Other .........................................           -          -
         Valuation allowance ...........................    (151,100)   (76,700)
                                                           ---------   --------
                                                           $       -   $      -
                                                           =========   ========

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

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

NOTE 10 - INCOME TAXES (Continued)

         Management continuously estimates the realizabilty of its deferred tax assets based on its assessment of the sufficiency of future revenue streams that will be contractually generated from the Company's investment in funds withheld. In 2007 and 2006, based on this assessment, management reserved the gross tax benefit. Additionally, should the Company incur a change in control within a successive three year period, the IRC imposes limitations on the availability of the loss carryforwards to offset future taxable income.

 NOTE 11 - STOCKHOLDERS' EQUITY

         The Company's authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, par value $.001 per share, of which 250,000 shares have been designated as Series A Preferred Stock. The remaining 4,750,000 shares of the preferred stock remain without designation.

         While engaged in insurance operations ALAC was required by statute of the State of Arizona, its domiciliary state, to maintain minimum capital and surplus of $500,000.

         Additionally, valuation reserves were imposed by statutes which acted as restrictions of retained earnings. Restrictions of retained earnings under these valuation reserves were approximately $0 and $19,400 at December 31, 2007 and 2006, respectively.

         Risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC) became effective for life insurance companies in 1994. RBC requires life insurance carriers to maintain minimum capitalization levels based on a four-part formula. As of December 31, 2006, the Company's total adjusted surplus exceeded its authorized control level RBC. RBC requirements do not apply to the Company at December 31, 2007.

         Under terms of the Company's non-interest bearing loan with its majority stockholder, the amount of $145,000 was reclassified as additional paid in capital on the balance sheet at December 31, 2007. The loan was intended as bridge funding, pending final determination of amounts owing from Allianz under the Company's reinsurance treaty.

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

               AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
________________________________________________________________________________

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

         Information regarding the warrants for 2007 and 2006 is as follows:

                                          2007                     2006
                                 ----------------------   ----------------------
                                            WEIGHTED                 WEIGHTED
                                            AVERAGE                  AVERAGE
                                 SHARES  EXERCISE PRICE   SHARES  EXERCISE PRICE
                                 ------  --------------   ------  --------------
         Options outstanding,
           beginning of year ..  55,500     $ 10.00       55,500      $ 10.00
         Options canceled .....       -         n/a            -          n/a
         Options exercised ....       -         n/a            -          n/a
         Options granted ......       -     $ 10.00            -      $ 10.00
                                 ------                   ------
         Options outstanding,
           end of year ........  55,500     $ 10.00       55,500      $ 10.00
                                 ======                   ======
         Options exercisable,
           end of year ........  55,500     $ 10.00       55,500      $ 10.00
                                 ======                   ======


                                                           2007         2006
                                                         -------      -------

         Option price range, end of year ..............  $ 10.00      $ 10.00

         Option price range, exercised shares .........      n/a          n/a

         Options available for grant at end of year ...        -            -

         Weighted average fair value of options
           granted during the year ....................      n/a          n/a