Form 10-Q
period 2008-03-31
AMERICAN LIFE HOLDING CO INC
filed 2008-05-15
CIK 1187449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-50196

                       AMERICAN LIFE HOLDING COMPANY, INC.
                       -----------------------------------
                (Name of registrant as specified in its charter)

                 FLORIDA                                  52-2177342
                 -------                                  ----------
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

4823 OLD KINGSTON PIKE, SUITE 140, KNOXVILLE, TN            37919
------------------------------------------------          ----------
(Address of principal executive offices)                  (Zip Code)

                                 (865) 588-2836
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       [ ]             Accelerated filer              [ ]
Non-accelerated filer         [ ]             Smaller reporting company      [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 391,449 shares of common stock are issued and outstanding as of May 14, 2008.

                                TABLE OF CONTENTS

                                                                            Page
                         PART I. - FINANCIAL INFORMATION                    ----
Item 1.  Financial Statements ............................................     3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. ............................     9
Item 3.  Quantative and Qualitative Disclosures About Market Risk. .......    13
Item 4T  Controls and Procedures. ........................................    13
                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ..............................................    13
Item 1A. Risk Factors. ...................................................    13
Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds. .......................................................    13
Item 3.  Defaults Upon Senior Securities. ................................    13
Item 4.  Submission of Matters to a Vote of Security Holders. ............    13
Item 5.  Other Information. ..............................................    14
Item 6.  Exhibits. .......................................................    14

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to identify and close a business combination with an operating entity, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 appearing under Part I., Item
1. Description of Business - Risk Factors. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                           OTHER PERTINENT INFORMATION

         When used in this report, the terms "American Life Holding," " we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, The American LAC, Inc., formerly known as The American Life and Annuity Company, Inc., an Arizona corporation. When used in this annual report, the term "American LAC" refers to our subsidiary.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                March 31, 2008 (Unaudited) and December 31, 2007

                                                          2008          2007
                                                      -----------   -----------
ASSETS
Cash ...............................................  $   515,578   $   623,257
Accrued investment income ..........................        5,100         1,754
Due from Insurer ...................................            -         8,380
Funds withheld at interest subject to restrictions .            -             -
Unamortized policy acquisition costs ...............            -             -
                                                      -----------   -----------
                                                      $   520,678   $   633,391
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Contractholder deposits ............................  $         -   $         -
Payable to Insurer .................................            -        96,825
Note payable .......................................            -             -
Line of credit payable .............................      360,200       359,200
Accounts payable and accrued expenses ..............       38,521        26,857
                                                      -----------   -----------
                     Total Liabilities .............      398,721       482,882

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
 authorized; issued and outstanding, 391,449 shares           392           392
Additional paid-in capital .........................    3,082,809     3,082,809
Accumulated deficit ................................   (2,961,244)   (2,932,692)
                                                      -----------   -----------
                                                          121,957       150,509
                                                      -----------   -----------

                                                      $   520,678   $   633,391
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
           Three Months Ended March 31, 2008 and 2007 (Both Unaudited)

                                                          2008          2007
                                                      -----------   -----------
Revenues
   Investment income ...............................  $     6,188   $    71,072
Expenses
   Interest to contractholders .....................            -        59,647
   General expenses ................................       29,581        28,140
                                                      -----------   -----------
                                                           29,581        87,787
Other income (expense)
   Interest ........................................       (5,159)       (2,562)
                                                      -----------   -----------
      Net (loss) from continuing operations before
       income taxes ................................      (28,552)      (19,277)

Income tax benefit (expense) .......................            -             -
                                                      -----------   -----------

      Net Loss .....................................  $   (28,552)  $   (19,277)
                                                      ===========   ===========

Basic earnings (loss) per share ....................  $     (0.07)  $     (0.05)
                                                      ===========   ===========

Diluted earnings (loss) per share ..................  $        na   $        na
                                                      ===========   ===========

Weighted average shares outstanding ................      391,449       391,449
                                                      ===========   ===========

Diluted weighted average shares outstanding ........           na            na
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               AMERICAN LIFE HOLDING COMPANY, INC.
                                          AND SUBSIDIARY
                          Statements of Changes in Stockholder's Equity
                      For the Three Months Ended March 31, 2008 (Unaudited)
                                                                        Accumulated
                            Common Stock     Additional      Other          Other
                          ----------------     Paid-In    Accumulated   Comprehensive
                          Shares    Amount     Capital      Deficit     Income (Loss)     Total
                          -------   ------   ----------   -----------   -------------   --------
Balance January 1, 2008   391,449   $  392   $3,082,809   $(2,932,692)  $           -   $150,509

   Net loss ...........         -        -            -       (28,552)              -    (28,552)

                          -------   ------   ----------   -----------   -------------   --------
Balance March 31, 2008    391,449   $  392   $3,082,809   $(2,961,244)  $           -   $121,957
                          =======   ======   ==========   ===========   =============   ========

                       The accompanying notes are an integral part of these
                                consolidated financial statements.

                                                5

                       AMERICAN LIFE HOLDING COMPANY, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2008 and 2007 (Both Unaudited)

                                                               March 31,
                                                          2008          2007
                                                      -----------   -----------
OPERATING ACTIVITIES:
   Net income (loss) ...............................  $   (28,552)  $   (19,277)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Depreciation and amortization ................            -         5,774
      Realized gains on investment securities ......            -             -
      Realized losses on investment securities .....            -             -
    (Increase) decrease in:
      Amounts receivable ...........................        8,380             -
      Funds withheld at interest ...................            -       422,978
      Accrued investment income ....................       (3,346)           (4)
    Increase (decrease) in:
      Amounts Payable under contract ...............      (96,825)            -
      Contractholder funds .........................            -      (426,184)
      Accounts payable and accrued expenses ........       11,664           128
                                                      -----------   -----------

         Net Cash Used in Continuing Operations ....     (108,679)      (16,585)

INVESTING ACTIVITIES:
   Contract acquisition costs ......................            -        (2,063)
   Proceeds from the sale of investments ...........            -             -
   Proceeds from maturities of investments .........            -             -
   Purchase of investment securities ...............            -             -
                                                      -----------   -----------
         Net Cash Provided by (Used in)
          Investing Activities .....................            -        (2,063)

FINANCING ACTIVITIES:
   Draws on (repayments of) stockholder note .......        1,000           700
                                                      -----------   -----------

         Net Cash Provided by Financing Activities .        1,000           700
                                                      -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents ...     (107,679)      (17,948)

Cash and Cash Equivalents, Beginning of Period .....      623,257       754,382
                                                      -----------   -----------

Cash and Cash Equivalents, End of Period ...........  $   515,578   $   736,434
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 2008 AND 2007 (BOTH UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

         On December 21, 2007, the Company's American LAC subsidiary and Hannover Life entered into Amendment III Termination and Recapture Amendment ("Hannover Amendment Agreement") to the Annuity Retrocession Agreement which was effective October 31, 2007 pursuant to which Hannover Life paid American LAC $8,380.83, which represented the difference between the funds withheld under the original agreement with Hannover Life and the present value of all known obligations and liabilities of Hannover Life to American LAC under the Hannover agreement, and the surrender benefits equal to the surrender value of the Hannover Life policies and the present obligations and liabilities of American LAC to Hannover Life. The Hannover Amendment Agreement also provided for mutual releases for any present and future obligations of Hannover Life and American LAC arising under the original Hannover Life agreement or the Hannover Amendment Agreement.

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

             THE AMERICAN LIFE HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 2008 AND 2007 (BOTH UNAUDITED)
________________________________________________________________________________

         Operating results for the three month ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

         No interest was paid during the three months ended March 31, 2008 and 2007, respectively. No income taxes were paid in any period presented.

NOTE 3 - RELATED PARTY TRANSACTION

         As of March 31, 2008, an aggregate of $360,200 was owed the principal stockholder and is due under a demand note with interest at one percent over prime, adjusted quarterly, with the current interest rate at 5.75%.

NOTE 4 - INVESTMENTS

         Major categories of investment income are summarized as follows:

                                                   MARCH 31,     MARCH 31,
                                                      2008          2007
                                                   ---------     ---------
         Fixed maturities ......................   $       -     $       -
         Interest bearing cash .................       6,220         6,187
         Gross investment income credited by
           reinsured ...........................           -        64,917
                                                   ---------     ---------
                                                       6,220        71,104
         Investment expenses ...................         (32)          (32)
                                                   ---------     ---------
                            Total ..............   $   6,118     $  71,072
                                                   =========     =========

NOTE 5 - DISCONTINUED OPERATIONS

         The Company discontinued its insurance operations, effective November 1, 2007. At December 31, 2007, the Company had become a shell corporation with no assets remaining in the disposal group. The Company requested that the State of Arizona cancel its certificate of authority, and on March 28, 2008, the director of the State of Arizona's Department of Insurance entered an order to release the Company's statutory deposit of $512,000, effective upon filing by the Company of Articles of Amendment to its Articles of Incorporation, in which the company's name will be changed to The American LAC, Inc.. Additionally, the Company's request for a waiver of the requirement for filing its 2007 forms B and C was granted. Subject to filing its Articles of Amendment by December 31, 2008, the Company has additionally been released from the requirement to file its annual statement for 2007 with the State of Arizona.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         During the fiscal year ended December 31, 2007 our operations consisted of those of our American LAC subsidiary. During the fourth quarter of fiscal 2007 we discontinued those operations and we are now considered a "shell company" under Federal securities laws. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

         We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under Federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination.

RESULTS OF OPERATIONS

         As set forth above, during the fourth quarter of fiscal 2007 we discontinued the operations of our American LAC subsidiary and our financial statements included herein for the three months ended March 31, 2007 are presented to show those historical operations within the loss from discontinued operations.

         Our revenues during the three months ended March 31, 2008 represent investment income on the amounts American LAC retained on deposit which represented its statutory capital. During the 2007 period investment income also included our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts. As described elsewhere herein, we have discontinued the operations of our American LAC subsidiary and we anticipate that the statutory capital will be released by the Arizona Department of Insurance during May 2008. Upon its receipt, we will use a majority thereof to repay the obligations outstanding under the line of credit extended to us by our principal shareholder. Accordingly, we do not anticipate that we will report any investment income during the balance of 2008.

         During the three months ended March 31, 2007 we reported an expense of $59,647 representing interests to contract holders under the annuity contracts we then held. Following our discontinuation of these operations we did not have a comparable expenses in the 2008 period.

         General expenses are costs associated with salaries, rent and general overhead in additional to audit, legal and other professional fees associated with our reporting requirements under Federal securities laws. These expenses are relatively consistent from period to period. We are now considered a "shell company" under Federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under Federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination. We are not able at this time to quantify the amount of such expenses, but intend to keep them to a minimum given our limited cash resources.

         Other income (expense) includes interest expense attributable to our line of credit extended by our principal shareholder as discussed later in this report.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2008 we had cash on hand of $515,578 which is inclusive of funds which represented American LAC's statutory capital. At March 31, 2008 we owed our principal shareholder $360,200 of principal and $25,031 of accrued interest under a line of credit. Following the March 27, 2008 granting by the State of Arizona of American LAC's application to terminate its insurance license and the receipt by American LAC of the requested the release of its statutory deposit in the amount of $512,000, we intend to use the funds to repay the amount outstanding under the line of credit with our principal shareholder. We anticipate that such funds will be received by us during May 2008. We believe that the balance of those funds from the return of the statutory deposit after satisfying the amounts due under the line of credit, together with cash on hand, should be sufficient to pay our operating expenses during the balance of 2008. In addition, although no firm agreement has been reached, it is anticipated that the line of credit will remain available to us under a reduced amount and with terms that provide it must be satisfied in full in the event of a change of control of our company.

         Net cash used in continuing operations for the three months ended March 31, 2008 was $108,679. During the period we used cash to fund our net loss of $28,552 and to pay $96,825 which represented amounts due under payables to insurers which represented a timing difference in when certain costs associated with the annuity contracts held by our American LAC subsidiary were recognized, which were offset by decreases in amounts receivable of $8,380 which represents amounts paid in connection with the discontinuation of American LAC by the reinsurers and increases in accrued investment income of $3,346 and accounts payable and accrued expenses of $11,664. Net cash used in continuing operations for the three months ended March 31, 2007 was $18,648. During the period we used cash to fund our net loss of $204,079 which was offset by increases in accrued investment income and accounts payable and accrued expenses and an add back of expenses of $185,306 related to our discontinued operations.

         Net cash provided by financing activities for the three months ended March 31, 2008 was $1,000 as compared to $700 for the comparable period in fiscal 2007 and represented proceeds to us from the line of credit extended us by Dr. Bishop were unrelated to our discontinued operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable for a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this report, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

         Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         Not applicable for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS

 NO.                           DESCRIPTION
----                           -----------

31.1  Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of President and principal financial and accounting officer



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         American Life Holding Company, Inc.

                         By: /s/ Lila K. Pfleger
                             -------------------
                         Lila K. Pfleger, President, principal executive officer and principal financial and accounting officer
                         Date: May 14, 2008