Form 10-Q
period 2008-06-30
AMERICAN LIFE HOLDING CO INC
filed 2008-08-13
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-50196

American Life Holding Company, Inc.

(Name of registrant as specified in its charter)

Florida	52-2177342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4823 Old Kingston Pike, Suite 140, Knoxville, TN	37919
(Address of principal executive offices)	(Zip Code)

(865) 588-2836

(Registrant’s telephone number, including area code)

not applicable

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

Yes [√]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [√]   No [  ]

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 391,449 shares of common stock are issued and outstanding as of August 12, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to identify and close a business combination with an operating entity, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 appearing under Part I., Item 1. Description of Business - Risk Factors. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “American Life Holding,” “ we,” the “Company,” “our,” and “us” refers to American Life Holding Company, Inc. a Florida corporation, and our subsidiary, The American LAC, Inc., formerly known as The American Life and Annuity Company, Inc., an Arizona corporation. When used in this annual report, the term “American LAC” refers to our subsidiary.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN LIFE HOLDING COMPANY, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2008 (Unaudited) and December 31, 2007

	2008	2007
ASSETS
Cash	$79,114	$623,257
Accrued investment income	—	1,754
Due from Insurer	—	8,380
	$79,114	$633,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to Insurer	$—	$96,825
Line of credit payable	—	359,200
Accounts payable and accrued expenses	—	26,857
Total Liabilities	—	482,882

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding, 391,449 shares	72	392
Additional paid-in capital	1,796,629	3,082,809
Accumulated deficit	(1,717,587)	(2,932,692)
	79,114	150,509

	$79,114	$633,391

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2008 and 2007 (Both Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Investment income	$15,600	$68,123	$21,788	$139,195
Realized investment gains (losses)	—	—	—	—

	15,600	68,123	21,788	139,195

Expenses
Interest to contractholders	—	52,895	—	112,542
General insurance expenses	55,842	49,705	85,423	77,845
Taxes, licenses and other	—	150	—	150
	55,842	102,750	85,423	190,537

Other income (expense)
Interest	(2,611)	(2,626)	(7,770)	(5,188)
Net income (loss) before income taxes	(42,853)	(37,253)	(71,405)	(56,530)

Income tax benefit (expense)	—	—	—	—
Net Income (loss)	$(42,853)	$(37,253)	$(71,405)	$(56,530)

Basic earnings (loss) per share	$(0.11)	$(0.10)	$(0.18)	$(0.14)

Diluted earnings (loss) per share	na	na	na	na

Weighted average shares outstanding	391,449	391,449	391,449	391,449

Diluted weighted average shares outstanding	na	na	na	na

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

AND SUBSIDIARY

Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2008 (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2008	391,449	$392	$3,082,809	$(2,932,692)	$—	$150,509

Net loss				(71,405)		(71,405)

Liquidation of Subsidiary		(320)	(1,286,180)	1,286,510		10

Balance June 30, 2008	391,449	$72	$1,796,629	$(1,717,587)	$—	$79,114

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007 (Both Unaudited)

	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(71,405)	$(56,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization		10,700
(Increase) decrease in:
Amounts receivable	8,380
Funds withheld at interest		747,465
Accrued investment income	1,754	(1,145)
Increase (decrease) in:
Amounts Payable under contract	(96,825)	—
Contractholder funds		(757,813)
Accounts payable and accrued expenses	(26,857)	1,990

Net Cash Used in Continuing Operations	(184,953)	(55,333)

INVESTING ACTIVITIES:
Contract acquisition costs	—	(3,758)
Liquidation of subsidiary	10	—

Net Cash Provided by (Used in) Investing Activities	10	(3,758)

FINANCING ACTIVITIES:
Draws on (repayments of) stockholder note	(359,200)	5,700

Net Cash Provided by Financing Activities	(359,200)	5,700

Increase (Decrease) in Cash and Cash Equivalents	(544,143)	(53,391)

Cash and Cash Equivalents, Beginning of Period	623,257	754,382

Cash and Cash Equivalents, End of Period	$79,114	$700,991

The accompanying notes are an integral part of these consolidated financial statements.

The American Life Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

JUNE 30, 2008 and 2007 (Both Unaudited)

Note 1 – Basis of Presentation

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

On December 21, 2007, the Company liquidated its insurance assets and obligations to the original reinsurers by executing recapture agreements. The Company has accounted for the transactions as discontinued operations. The effect of the discontinuance of operations is to effectively render the Company a “shell company.” Subsequent to December 31, 2007, the Company applied to the State of Arizona for cancellation of its certificate of authority. See Note 5– Discontinued Operations.

On December 21, 2007, our American LAC subsidiary and Hannover Life entered into Amendment III Termination and Recapture Amendment (“Hannover Amendment Agreement”) to the Annuity Retrocession Agreement which was effective October 31, 2007 pursuant to which Hannover Life paid American LAC $8,380.83, which represented the difference between the funds withheld under the original agreement with Hannover Life and the present value of all known obligations and liabilities of Hannover Life to American LAC under the Hannover agreement, and the surrender benefits equal to the surrender value of the Hannover Life policies and the present obligations and liabilities of American LAC to Hannover Life. The Hannover Amendment Agreement also provided for mutual releases for any present and future obligations of Hannover Life and American LAC arising under the original Hannover Life agreement or the Hannover Amendment Agreement.

In addition, on December 21, 2007, American LAC and Allianz Life entered into a Recapture and Release Agreement (“Allianz Amendment Agreement”) which was effective November 1, 2007, pursuant to which Allianz Life recaptured the Allianz Life reinsurance policies and the reinsurance agreement with Allianz Life was terminated. Under the terms of the Allianz Amendment Agreement, American LAC paid Allianz Life $296,825, which represented the difference between the funds withheld under the Allianz Life reinsurance agreement and the present value of all known obligations and liabilities of Allianz Life to American LAC under the Allianz Life agreement, and the surrender benefits equal to the surrender value of the Allianz Life reinsurance policies and the present obligations and liabilities of American LAC to Allianz Life. The Allianz Amendment Agreement also provided for mutual releases for any present and future obligations of Allianz Life and American LAC arising under the Allianz Life agreement or the Allianz Amendment Agreement.

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

The American Life Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

JUNE 30, 2008 and 2007 (Both Unaudited)

Note 2 – Statement of Cash Flows Supplementary Disclosure

Interest of $27,642 and $0 was paid during the six months ended June 30, 2008 and 2007, respectively. No income taxes were paid in any period presented.

Note 3 – Related Party Transaction

As of June 30, 2008, $0 was owed the principal stockholder. The demand credit line note was paid in full in the amount of $360,400. The credit line note amount of $400,000 is available from the principal stockholder until August 30, 2008 should it be necessary.

Note 4 – Investments

Major categories of investment income are summarized as follows:

	June 30, 2008	June 30, 2007

Fixed maturities	$—	$—
Interest bearing cash	22,163	13,056
Gross investment income credited by reinsured	0	126,319
	22,163	139,375
Investment expenses	(375)	(180)
Total	$21,788	$139,195

Note 5 – Discontinued Operations

The Company discontinued its insurance operations, effective November 1, 2007. At December 31, 2007, the Company had become a shell corporation with no assets remaining in the disposal group. The Company requested that the State of Arizona cancel its certificate of authority, and on March 28, 2008, the director of the State of Arizona’s Department of Insurance entered an order granting the application of American LAC to withdraw from the insurance business and to release the Company’s statutory deposit of $512,000, effective upon filing by the Company of Articles of Amendment to its Articles of Incorporation to remove reference as an insurance company from the purpose and name of the company, which were filed March 31, 2008. Additionally, the Company’s request for a waiver of the requirement for filing its 2007 forms B and C was granted. Subject to filing its Articles of Amendment by December 31, 2008, the Company has additionally been released from the requirement to file its annual statement for 2007 with the State of Arizona.

The statutory deposit of $512,000, plus accrued interest due, was returned to the Company in May 2008.

Note 6 – Liquidation of Subsidiary

The Company discontinued its insurance operations as described in Note 5. The Company elected to liquidate the Subsidiary in May 2008 upon the return of the statutory deposit. As of June 30, 2008, the Company is in the process of dissolution of its subsidiary, American LAC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the fiscal year ended December 31, 2007 our operations consisted of those of our American LAC subsidiary. During the fourth quarter of fiscal 2007 we discontinued those operations and we are now considered a “shell company” under Federal securities laws. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Ms. Lila Pfleger, our President, who may not be considered a professional business analyst. Ms. Pfleger will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors and legal counsel or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

•	the available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research, development, or exploration;
•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition of acceptance of products, services, or trades; name identification; and
•	other relevant factors.

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

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a “shell” company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under Federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination.

Results of Operations

As set forth above, during the fourth quarter of fiscal 2007 we discontinued the operations of our American LAC subsidiary and our financial statements included herein for the three months and six months ended June 30, 2007 are presented to show those historical operations within the loss from discontinued operations.

Our revenues during the three months and six months ended June 30, 2008 represent investment income on the amounts American LAC retained on deposit which represented its statutory capital. During the 2007 period investment income also included our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts. As described elsewhere herein, we have discontinued the operations of our American LAC subsidiary and the statutory capital of $512,000 plus accrued interest of $6,741 was released by the Arizona Department of Insurance to us during May 2008. Upon its receipt, we used $360,200 to repay the obligations outstanding under the line of credit extended to us by our principal shareholder. Accordingly, we anticipate that we will not report any investment income during the balance of 2008.

During the three months and six months ended June 30, 2007 we reported an expense of $52,895 and $112,542, respectively, representing interests to contract holders under the annuity contracts we then held. Following our discontinuation of these operations we did not have a comparable expenses in the 2008 periods.

General expenses are costs associated with salaries and general overhead in additional to audit, legal and other professional fees associated with our reporting requirements under Federal securities laws. These expenses are relatively consistent from period to period. We are now considered a “shell company” under Federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under Federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination. We are not able at this time to quantify the amount of such expenses, but intend to keep them to a minimum given our limited cash resources.

Other income (expense) includes interest expense attributable to our line of credit extended by our principal shareholder as discussed later in this report.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2008 we had cash on hand of $79,114 and working capital of $79,114, as compared to cash on hand of $623,257 and working capital of $150,509 at December 31, 2007. As set forth above December 31, 2007 we owed our principal shareholder $359,200 of principal and $19,872 of accrued interest under a line of credit. Those amounts were satisfied in full during the three months ended June 30, 2008 following the return of the statutory deposit for American LAC by the Arizona Department of Insurance. The entire $400,000 of the credit line remains available to us through its current maturity date of August 30, 2008. At the expiration of the credit line our principal shareholder has agreed to grant a one-year renewal of the line up to a maximum amount of $100,000. The renewed credit line will also provide that any amounts outstanding shall be due and payable in full upon a change of control of our company. We believe that our cash on hand together with the funds available under the line of credit, will be sufficient to pay our operating expenses during the balance of 2008.

Net cash used in continuing operations for the six months ended June 30, 2008 was $184,953. During the period we used cash to fund our net loss of $71,405 and to pay $96,825 which represented amounts due under payables to insurers which represented a timing difference in when certain costs associated with the annuity contracts held by our American LAC subsidiary were recognized , which were offset by decreases in amounts receivable of $8,380 which represents amounts paid in connection with the discontinuation of American LAC by the reinsurers and increases in accrued investment income of $1,754 and accounts payable and accrued expenses of $26,857. Net cash used in continuing operations for the six months ended June, 2007 was $55,333. During the period we used cash to fund our net loss of $56,530 which was included a non-cash adjustment of $10,700 to reconcile our net loss to net cash used in operating activities which reflects deprecation and amortization together with a decrease of $747,465 in funds withheld at interest together with a decrease of $757,813 in contract holder funds, both related to our discontinued operations. These decreases were offset by an increase of $1,990 in accounts payable and accrued expenses.

Net cash provided by investing activities for the six months ended June 30, 2008 was $10 which represented the net benefit of the liquidation of our American LAC subsidiary as compared to net cash used in activities of $3,758 during the 2007 period which represented the amortization of contract acquisition costs related to our discontinued operations.

Net cash used in financing activities for the six months ended June 30, 2008 was $359,200 which represents the repayment of amounts due under the line of credit extended by our principal shareholder. Net cash provided by financing activities for the six months ended June 30, 2007 was $5,700 which represented proceeds to us from the line of credit extended us by Dr. Bishop were unrelated to our discontinued operations.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of this statement did not have a material impact on our results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designed and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issue for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this report, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective such that the information relating to our company, including our consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 16, 2008 we paid our principal shareholder $360,400 which satisfied all amounts then due and outstanding under the credit line extended to us.

Item 6.	Exhibits

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of President, principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Life Holding Company, Inc.

By: /s/ Lila K. Pfleger
Lila K. Pfleger, President, principal executive officer and principal financial and accounting officer
Date: August 13, 2008