Form 10-Q
period 2008-09-30
AMERICAN LIFE HOLDING CO INC
filed 2008-11-12
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes [√]   No [  ]

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 391,449 shares of common stock are issued and outstanding as of November 11, 2008.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms “American Life Holding,” “we,” the “Company,” “our,” and “us” refers to American Life Holding Company, Inc. a Florida corporation. When used in this report, the term “American LAC” refers to our dissolved subsidiary American LAC, Inc. which was dissolved September 10, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Balance Sheets

September 30, 2008 (Unaudited) and December 31, 2007

	2008	2007
ASSETS
Cash	$60,004	$623,257
Accrued investment income	—	1,754
Due from Insurer	—	8,380
	$60,004	$633,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to Insurer	$—	$96,825
Line of credit payable	—	359,200
Accounts payable and accrued expenses	210	26,857
Total Liabilities	210	482,882

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding, 391,449 shares	72	392
Additional paid-in capital	1,796,629	3,082,809
Accumulated deficit	(1,736,907)	(2,932,692)
	59,794	150,509

	$60,004	$633,391

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Operations

Three Months and Nine Months Ended September 30, 2008 and 2007 (Both Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Revenues
Investment income		$—		$65,546		$21,788		$203,596
Realized investment gains (losses)		—		—		—		—

		—		65,546		21,788		203,596

Expenses
Interest to contractholders		—		50,017		—		162,559
General insurance expenses		18,970		44,266		104,593		122,111
Taxes, licenses and other		150		608		150		758
		19,120		94,891		104,743		285,428

Other income (expense)
Interest		—		(3,565)		(7,770)		(8,753)
Net income (loss) before income taxes		(19,120)		(32,910)		(90,725)		(90,585)

Income tax benefit (expense)		—		—		—		—
Net Income (loss)		$(19,120)		$(32,910)		$(90,725)		$(90,585)

Basic earnings (loss) per share		$(0.05)		$(0.08)		$(0.23)		$(0.23)

Diluted earnings (loss) per share	$	na	$	na	$	na	$	na

Weighted average shares outstanding		391,449		391,449		391,449		391,449

Diluted weighted average shares outstanding		na		na		na		na

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2008 (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2008	391,449	$392	$3,082,809	$(2,932,692)	$—	$150,509

Net loss				(90,725)		(90,725)

Liquidation of Subsidiary		(320)	(1,286,180)	1,286,510		10

Balance September 30, 2008	391,449	$72	$1,796,629	$(1,736,907)	$—	$59,794

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007 (Both Unaudited)

	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(90,725)	$(90,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	17,321
(Increase) decrease in:
Amounts receivable	8,380	—
Funds withheld at interest	—	883,519
Accrued investment income	1,754	(5,087)
Increase (decrease) in:
Amounts Payable under contract	(96,825)	—
Contractholder funds	—	(898,748)
Accounts payable and accrued expenses	(26,647)	17,579

Net Cash Used in Continuing Operations	(204,063)	(76,001)

INVESTING ACTIVITIES:
Contract acquisition costs	—	(5,313)
Liquidation of subsidiary	10	—

Net Cash Provided by (Used in) Investing Activities	10	(5,313)

FINANCING ACTIVITIES:
Draws on (repayments of) stockholder note	(359,200)	75,700

Net Cash Provided by Financing Activities	(359,200)	75,700

Increase (Decrease) in Cash and Cash Equivalents	(563,253)	(5,614)

Cash and Cash Equivalents, Beginning of Period	623,257	754,382

Cash and Cash Equivalents, End of Period	$60,004	$748,768

The accompanying notes are an integral part of these consolidated financial statements.

THE AMERICAN LIFE HOLDING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2007 (BOTH UNAUDITED)

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

On December 21, 2007, our American LAC subsidiary which was dissolved September 2008, and Hannover Life entered into Amendment III Termination and Recapture Amendment (“Hannover Amendment Agreement”) to the Annuity Retrocession Agreement which was effective October 31, 2007 pursuant to which Hannover Life paid American LAC $8,380.83, which represented the difference between the funds withheld under the original agreement with Hannover Life and the present value of all known obligations and liabilities of Hannover Life to American LAC under the Hannover agreement, and the surrender benefits equal to the surrender value of the Hannover Life policies and the present obligations and liabilities of American LAC to Hannover Life. The Hannover Amendment Agreement also provided for mutual releases for any present and future obligations of Hannover Life and American LAC arising under the original Hannover Life agreement or the Hannover Amendment Agreement.

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

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

THE AMERICAN LIFE HOLDING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2007 (BOTH UNAUDITED)

NOTE 2 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

Interest of $7,770 and $0 was paid during the nine months ended September 30, 2008 and 2007, respectively. No income taxes were paid in any period presented.

NOTE 3 – RELATED PARTY TRANSACTION

As of September 30, 2008, $0 was owed the principal stockholder. On August 30, 2008, our principal stockholder renewed and revised the credit line note he has made available to our company in the amount of $100,000 until August 30, 2009 should it be necessary. The renewed revised credit line also provides that any amounts outstanding shall be due and payable in full upon a change of control of our company.

NOTE 4 – INVESTMENTS

Major categories of investment income are summarized as follows:

	Sept 30, 2008	Sept 30, 2007

Fixed maturities	$—	$—
Interest bearing cash	—	20,675
Gross investment income credited by reinsured	0	183,101
	0	203,776
Investment expenses	—	(180)
Total	$0	$203,596

NOTE 5 – DISCONTINUED OPERATIONS

The Company discontinued its insurance operations, effective November 1, 2007. At December 31, 2007, the Company had become a shell corporation with no assets remaining in the disposal group. The Company requested that the State of Arizona cancel its certificate of authority, and on March 28, 2008, the director of the State of Arizona’s Department of Insurance entered an order to release the Company’s statutory deposit of $512,000, effective upon filing by the Company of Articles of Amendment to its Articles of Incorporation to remove reference as an insurance company from the purpose and name of the company, which was filed March 31, 2008. Additionally, the Company’s request for a waiver of the requirement for filing its 2007 forms B and C was granted. The Company has additionally been released from the requirement to file its annual statement for 2007 with the State of Arizona.

The statutory deposit of $512,000, plus accrued interest due, was returned to the Company in May 2008.

NOTE 6 – LIQUIDATION OF SUBSIDIARY

The Company discontinued its insurance operations as described in Note 5. The Company elected to liquidate its American LAC subsidiary in May 2008 upon the return of the statutory deposit. Effective September 10, 2008, the Arizona Corporation Commission approved the corporate dissolution of The American LAC, Inc. Thus, the financial statements for September 30, 2008 are only for the American Life Holding Company, Inc. whereas previous financial statements were consolidated with our subsidiary company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the fiscal year ended December 31, 2007 our operations consisted of those of our recently dissolved American LAC subsidiary. During the fourth quarter of fiscal 2007 we discontinued those operations and in September 2008 dissolved American LAC, and we are now considered a "shell company" under Federal securities laws. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Results of Operations

As set forth above, during the fourth quarter of fiscal 2007 we discontinued the operations of our recently dissolved American LAC subsidiary and our financial statements included herein for the three months and nine months ended September 30, 2007 are presented to show those historical operations within the loss from discontinued operations.

Our revenues during the three months and nine months ended September 30, 2008 represent investment income on the amounts American LAC retained on deposit which represented its statutory capital. During the 2007 period investment income also included our share of earnings credited to us as a result of the funds withheld relationship with the larger insurance companies that have ceded to us the annuity contracts. As described elsewhere herein, we have discontinued the operations of and dissolved our American LAC subsidiary and the statutory capital of $512,000 plus accrued interest of $6,741 was released by the Arizona Department of Insurance to us during May 2008. Upon our receipt thereof, we used $359,200 to repay the obligations outstanding under the line of credit extended to us by our principal shareholder. Accordingly, we anticipate that we will not report any investment income during the balance of 2008.

During the three months and nine months ended September 30, 2007 we reported an expense of $50,017 and $162,559, respectively, representing interests to contract holders under the annuity contracts we then held. Following our discontinuation of these operations we did not have a comparable expense in the 2008 periods.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2008 we had cash on hand of $60,004 and working capital of $59,794, as compared to cash on hand of $623,257 and working capital of $150,509 at December 31, 2007. As set forth above, at December 31, 2007 we owed our principal shareholder $359,200 of principal and $19,872 of accrued interest under a line of credit. Those amounts were satisfied in full during the three months ended June 30, 2008 following the return of the statutory deposit for American LAC by the Arizona Department of Insurance. On August 30, 2008 our principal shareholder extended and revised the line of credit made available to us in the amount of $100,000 until August 30, 2009. The renewed revised credit line also provides that any amounts outstanding shall be due and payable in full upon a change of control of our company. We believe that our cash on hand together with the funds available under the line of credit, will be sufficient to pay our operating expenses during the balance of 2008.

Net cash used in continuing operations for the nine months ended September 30, 2008 was $204,063. During the period we used cash to fund our net loss of $90,725 and to pay $96,825 which represented amounts due under payables to insurers which represented a timing difference in when certain costs associated with the annuity contracts held by our American LAC subsidiary were recognized , which were offset by decreases in amounts receivable of $8,380 which represents amounts paid in connection with the discontinuation of American LAC by the reinsurers and increases in accrued investment income of $1,754 and accounts payable and accrued expenses of $26,647. Net cash used in continuing operations for the nine months ended September 30, 2007 was $76,001. During the period we used cash to fund our net loss of $90,585 which included a non-cash adjustment of $17,321 to reconcile our net loss to net cash used in operating activities which reflects deprecation and amortization together with a decrease of $883,519 in funds withheld at interest together with a decrease of $898,748 in contract holder funds, both related to our discontinued operations. These decreases were offset by an increase of $17,579 in accounts payable and accrued expenses.

Net cash provided by investing activities for the nine months ended September 30, 2008 was $10 which represented the net benefit of the liquidation of our American LAC subsidiary as compared to net cash used in activities of $5,313 during the nine months ended September 30, 2007 period which represented the amortization of contract acquisition costs related to our discontinued operations.

Net cash used in financing activities for the nine months ended September 30, 2008 was $359,200 which represents the repayment of amounts due under the line of credit extended by our principal shareholder. Net cash provided by financing activities for the nine months ended September 30, 2007 was $75,700 which represented proceeds to us from the line of credit extended us by Dr. Bishop of which $68,500 was used to comply with statutory reserve requirements of American LAC and unrelated to our discontinued operations.

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

Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events. Based on her evaluation as of the end of the period covered by this report, our President who also serves as our principal executive officer and principal financial and accounting officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our consolidating subsidiary up until its dissolution, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

American Life Holding Company, Inc.

By: /s/ Lila K. Pfleger
Lila K. Pfleger, President, principal executive officer and principal financial and accounting officer
Date: November 11, 2008