Form 10-K
period 2008-12-31
AMERICAN LIFE HOLDING CO INC
filed 2009-03-31
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-50196

AMERICAN LIFE HOLDING COMPANY, INC.

Exact name of registrant as specified in its charter)

Florida	52-2177342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4823 Old Kingston Pike, Suite 140, Knoxville, TN	37919
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(865) 588-2836

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 29, 2008

Indicate the number of shares outstanding of each of the issuer’s class of common equity as of the latest practicable date. 391,449 shares of common stock are issued and outstanding as of March 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Part I., Item 1. Description of Business - Risk Factors. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this annual report, the terms “American Life Holding,” “ we,” “our,” and “us” refers to American Life Holding Company, Inc. a Florida corporation. When used in this annual report, the term “American LAC” refers to our dissolved former subsidiary.

PART I

ITEM 1.	BUSINESS

Our historic business through 2007

Historically, through a subsidiary, The American LAC, Inc., formerly known as The American Life and Annuity Company, Inc., an Arizona corporation, we operated as a reinsurer of single premium deferred annuity and flexible premium deferred annuity contracts for tax qualified and non-qualified investments. The annuity contracts which we reinsured were subject to discretionary surrender or withdrawal by our customers. These policies and contracts represented assumed reinsurance with Allianz Life Insurance Company of North America (“Allianz Life”) and Hannover Life Reassurance Company of America (“Hannover Life”).

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

When we acquired our annuity contracts, we deferred a portion of the related acquisition costs by establishing a deferred acquisition cost asset on our balance sheet. This asset was amortized over the expected term of the acquired annuity contract based on certain assumptions related to the contract. To the extent surrender, if withdrawal or recapture activity was greater than we assumed, we would incur a non-cash charge to write down the deferred acquisition costs asset, which would be partially offset by recapture of agents’ commissions and/or surrender charges.

Discontinuation of the operations and dissolution of our American LAC subsidiary

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

As a result of the foregoing, American LAC has no agreements to reinsure annuity policies or annuity polices which it reinsures. In March 2008, American LAC filed an application to terminate its insurance license with the Arizona Department of Insurance which was granted on March 27, 2008. As a condition to the termination,

•          American LAC amended its Articles of Domestication to change its name to “The American LAC, Inc.” and revised the purpose of the business, as previously provided to be a insurance company, to provide: “The general nature of the business to be transacted by this Corporation shall be to engage in any and all lawful business permitted under the laws of the United States and the State of Arizona,” and

•          we guaranteed all payment for all obligations of American LAC.

In addition, American LAC requested the release of its statutory deposit in the amount of $512,000. We used $388,042 of the funds representing the statutory deposit to repay outstanding principal and interest owed to our principal shareholder under the line of credit.

On September 10, 2008 we dissolved American LAC, and we are now considered a “shell company” under Federal securities laws. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.

Status as a “shell company”

As a result of the discontinuation of the operations and dissolution of our American LAC subsidiary, we do not presently have any business or operations and are considered a “shell” company under Federal securities laws. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Employees

As of March 31, 2009, we had one employee, Mrs. Pfleger, our President. Mrs. Pfleger is involved in other full-time business activities and devotes her time and attention to our business on a part-time basis as needed.

Our History

We were formed in Florida in May 1998 originally under the name B&B Capital Group, Inc. In June 2002 the shareholders of our dissolved former subsidiary, American LAC, exchanged a total of 319,799 shares of common stock, which was 100% of the issued and outstanding shares of American LAC common stock, for 319,799 shares of our common stock. In addition, warrants to purchase an aggregate of 11,000 shares of common stock of American LAC held by our new management were exchanged for options to purchase a like number of shares of common stock in our company. Following the share exchange, in July 2002 we changed our name to American Life Holding Company, Inc.

ITEM 1A.	RISK FACTORS

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

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $3,035,939 as of December 31, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Following the discontinuation of the operations and dissolution of our American LAC subsidiary, our operating expenses are minimal and will be funded from our existing working capital. However, we anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity. If for some reason we are not able to consummate a business combination within a reasonable period of time, we may not have sufficient resources to continue meeting our SEC reporting obligations or other obligations which arise from our minimal operations. If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

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

We may not be able to identify or fully capitalize on any appropriate business opportunities.

We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

•	competition from other potential acquirors and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;
•

in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire;

•	the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities,
•	general economic and market conditions.

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

Speculative nature of the company’s proposed operations.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunity. While management will prefer to enter into a business opportunity with an entity or entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business opportunity, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

Scarcity of and competition for business opportunities and combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunity, and successfully completing a business opportunity. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Impracticability of exhaustive investigation; failure to meet its fiduciary obligations.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business opportunity, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By its failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

No agreement for business opportunity or other transaction-no standards for business opportunity-managements sole discretion regarding business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business opportunity with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable Business Opportunities or in concluding a business combination. Ms. Pfleger is our sole officer, director and as such has complete control and discretion with regard to our business and affairs. Ms. Pfleger has complete discretion whether we will enter into a business opportunity. Management has not identified any particular industry or specific business within an industry for evaluation by us, but is interested generally in the area of renewable energy. There is no assurance that we will be able to negotiate a business opportunity on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business opportunity with such business entity. Accordingly, we may enter into a business opportunity with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability.

While seeking a business opportunity, management anticipates devoting only a limited amount of time per month to our business. Our sole officer, Ms. Pfleger, devotes approximately 20 hours per month to the business affairs of the Company. We have not obtained key man life insurance on our officer/director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of our business and likelihood of continuing operations.

Reporting requirements may delay or preclude acquisition.

Section 13 of the Exchange Act requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of market research or marketing organization.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business opportunity.

Lack of diversification.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business opportunity with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Regulation under investment company act.

Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business opportunity which results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

Probable change in control and management.

A business opportunity involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business opportunity may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of her participation in the future affairs of the Company.

Reduction of percentage share ownership following business combination.

Our primary plan of operation is based upon a business opportunity with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and un-issued common stock of the Company would result in reduction in percentage of shares owned by our present shareholder and would most likely result in a change in control of our management.

Taxation.

Federal and state tax consequences will, in all likelihood, be major considerations in any business opportunity we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Possible reliance upon unaudited financial statements.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given however, that audited financials will be available to us prior to a completion of the business opportunity. In cases where audited financials are unavailable, we will have to rely upon un-audited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

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

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934 (“Exchange Act”). Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	DESCRIPTION OF PROPERTY

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES

Since October 2003, our common stock has been quoted on the OTCBB under the symbol ALFE. The reported range of high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter- dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2007:
January 1, 2007 through March 31, 2007	$0	$0
April 1, 2007 through June 30, 2007	$0	$0
July 1, 2007 through September 30, 2007	$0	$0
October 1, 2007 through December 31, 2007	$0	$0

Fiscal 2008
January 1, 2008 through March 31, 2008	$0	$0
April 1, 2008 through June 30, 2008	$0	$0
July 1, 2008 through September 30, 2008	$0	$0
October 1, 2008 through December 31, 2008	$0	$0

On March 26, 2009, the last sale price of our common stock as reported on the OTCBB was $0. As of March 27, 2009, there were approximately 53 record owners of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and any compensation plans not previously approved by our shareholders as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2002 Stock Option Plan	11,000	$10.00	1,989,000
Plans not approved by our shareholders	44,500	$10.00	0

The securities included in the foregoing table under “Plans not approved by our shareholders” represent warrants to purchase shares of our common stock granted in 2002 in exchange for warrants of our dissolved former American LAC subsidiary which had been previously granted as compensation and which were outstanding at the time of the share exchange described elsewhere herein. These warrants, which have anti-dilution protection in the event of stock splits and recapitalization, are exercisable in perpetuity. A description of our 2002 Stock Option Plan is contained later in this report under Part II, Item 10. Executive Compensation – 2002 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

During the fiscal year ended December 31, 2007 our operations consisted of those of our dissolved former American LAC subsidiary. As described elsewhere herein, during the fourth quarter of fiscal 2007 we discontinued those operations and those results are presented as discontinued operations in the financial statements included elsewhere in this report. On September 10, 2008 American LAC was dissolved. We are now considered a “shell company” under Federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under Federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination. In March 2008 in conjunction with the state of Arizona granting American LAC its application to terminate its insurance business, American LAC received the release of its statutory deposit in the amount of $512,000. A portion of the amount was used and the balance is being used, and should be sufficient, to pay our operating expenses until such time as we are able to identify and close a business combination with an operating entity.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2008 we had cash on hand of $47,267.

Our principal shareholder, Dr. Bishop has extended us a line of credit in the amount of $100,000 of which no amount is outstanding as of December 31, 2008. Any amount borrowed under the line of credit must be satisfied in full in the event of a change of control of our company.

Net cash used in continuing operations for fiscal 2008 was $216,790. During the period we used cash to fund our net loss of $103,247 and to pay $96,825 which represented amounts due under payables to insurers which represented a timing difference in when certain costs associated with the annuity contracts held by our former dissolved American LAC subsidiary were recognized, which were offset by decreases in amounts receivable of $8,380 which represents amounts paid in connection with the discontinuation of our former dissolved American LAC subsidiary by the reinsurers and increases in accrued investment income of $1,754 and accounts payable and accrued expenses of $26,852.

Net cash used in financing activities for fiscal 2008 was $359,200 and represented the repayment of the amount outstanding under the line of credit extended us by Dr. Bishop. As a result of the discontinued operations related to our former dissolved American LAC subsidiary we do not believe a comparison to net cash used in operating activates or net cash provided by financing activities for fiscal 2007 would be informative.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-6, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events. Based on her evaluation as of the end of the period covered by this Annual Report on Form 10-K, our President who also serves as our principal executive officer and principal financial and accounting officer, has concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed such that the information relating to our company, including our former dissolved consolidating subsidiary, required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2008. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position

Archer W. Bishop, Jr., M.D.	65	Chairman of the Board
Lila K. Pfleger	48	President, Treasurer and director
John H. Bell, M.D.	74	Director

Dr. Archer W. Bishop, Jr. Dr. Bishop has served as our chairman since June 2002, and served as chairman of the board of our dissolved former American LAC subsidiary from its inception in 1992 to its dissolution in September 2008. Dr. Bishop, an orthopedic surgeon, practiced from 1968 until retiring in 2000. Dr. Bishop also serves as chairman of the Board of the Thompson Cancer Survival Center, chairman of the Covenant Health Board Accountable Health Committee and a director of the Lucille Thompson Family Foundation. Dr. Bishop received his Bachelor of Science degree from the University of Tennessee, Knoxville in 1965 and this Doctor of Medicine degree from the University of Tennessee Medical School in 1968.

Lila K. Pfleger, CPA. Mrs. Pfleger has served as our president since March 2004 and as secretary, treasurer and a member of our Board of Directors since June 2002 and served as secretary, treasury and a member of the Board of Directors of our dissolved former American LAC subsidiary from 1992 to its dissolution in September 2008 and as president of American LAC subsidiary from September 2004 to its dissolution in September 2008. Since 1988, she has served as Executive Director for the Lucille S. Thompson Family Foundation, a Knoxville, Tennessee based private foundation where Mrs. Pfleger is involved in community and grants management; and since 1988, she has also served as business manager for TABCO, a Knoxville, Tennessee company involved in family wealth management. Prior to joining TABCO, Mrs. Pfleger was also employed as a tax supervisor for Coopers & Lybrand and a staff accountant for Lawson & Synder, P.C. Mrs. Pfleger, who has been a certified public accountant since 1984, is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. She received her Bachelor of Science with a major in accounting from the University of Tennessee in 1982.

Mrs. Pfleger devotes approximately 25% of her time to our company. The balance of her time is devoted to her positions as Executive Director for the Lucille S. Thompson Family Foundation and as business Manager for TABCO, both organizations related to Dr. Bishop.

John H. Bell, M.D. Dr. Bell has been a member of our Board of Directors since June 2002, and served as a member of the Board of Directors of our dissolved former American LAC subsidiary from 1992 to its dissolution in September 2008. Dr. Bell, a retired orthopedic surgeon, is a member of the American Academy of Orthopedic Surgeons, the America College of Surgeons and the State of Tennessee Medical Society. Dr. Bell received both his A.B. degree and Doctor of Medicine from Duke University.

There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Compensation

The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2008:

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Dr. Archer W. Bishop	0	0	0	0	0	0	0
Lila K. Pfleger	0	0	0	0	0	0	0
Dr. John Bell	0	0	0	0	0	0	0

We do not pay fees to directors for their attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended December 31, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% of greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008.

Code of Business Conduct and Ethics

Effective March 1, 2004, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s President, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

▪	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
▪

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

▪	compliance with applicable governmental laws, rules and regulations;
▪	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
▪	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our Board of Directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14 to this report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: American Life Holding Company, Inc., 4823 Old Kingston Pike, Suite 140, Knoxville, Tennessee 37919.

Committees Of The Board Of Directors

In August 2002, we established an Audit Committee of our Board of Directors. The members of the Audit Committee are Dr. Bell, an independent director, and Mrs. Pfleger, our President. The Audit Committee assists the Board in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications, independence and performance of our independent auditors, the performance of our internal audit function and our compliance with legal and regulatory requirements. The Audit Committee operates in accordance with a written charter adopted by the Board. Mrs. Pfleger, who is not an independent’ director, is an “audit committee financial expert” within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

▪	understands generally accepted accounting principles and financial statements,
▪	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
▪	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
▪	understands internal controls over financial reporting, and
▪	understands audit committee functions.

Our Board of Directors has not established any other committees, including a nominating committee, a corporate governance committee or a compensation committee, which such functions are undertaken by our Board of Directors as a group. Because our small size and scope of our operations, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Lila K. Pfleger	2008	37,800	0	0	0	0	0	0	37,800
	2007	37,800	0	0	0	0	0	0	37,800

Mrs. Pfleger has served as our President since March 2004 and President of our dissolved former American LAC subsidiary from September 2004 to its dissolution in September 2008. She serves at the pleasure of the Board of Directors, of which she is a member. We are not a party to an employment or similar compensation agreement with Mrs. Pfleger. The amount of salary paid to her in each of the last two fiscal years was determined at the discretion of our Board of Directors based upon the time she devotes to our business and operations.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Lila Pfleger	1,650	0	0	$10.00	10/02/12	0	0	0	0

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

The stated purpose of the plan is to increase our employees’, advisors’, consultants’ and non-employee directors’ proprietary interest in the company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The plan is administered by our Board of Directors who will determine, from time to time, those of our officers, directors, employees and consultants to whom options will be granted, the terms and provisions of the respective options, the dates such options will become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All questions relating to the administration of the plan, and the interpretation of its provisions are to be resolved at the sole discretion of the Board of Directors.

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

All plan options are non-assignable and non-transferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by the optionee. If an optionee’s employment is terminated for any reason, other than optionee’s death or disability or termination for cause, or if an optionee is not our employee but is a member of our Board of Directors and optionee’s service as a director is terminated for any reason, other than death or disability, the plan option granted to the optionee will lapse to the extent unexercised on the date of termination, unless otherwise provided for at the time of grant. If the optionee dies during the term of his or her employment, the plan option granted to the optionee will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee’s death. If the optionee is permanently and totally disabled within the meaning of Section 422(c)(6) of the Internal Revenue Code, the plan option granted to him or her lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.

The Board of Directors may amend, suspend or terminate the plan at any time, except that no amendment shall be made which:

▪	increases the total number of shares subject to the plan or changes the minimum purchase price thereof (except in either case in the event of adjustments due to changes in our capitalization),
▪	affects outstanding plan options or any exercise right thereunder,
▪	extends the term of any plan option beyond 10 years, or
▪	extends the termination date of the plan.

Unless the plan has been suspended or terminated by the Board of Directors, the plan will terminate on 10 years from the date of the plan’s adoption. Any such termination of the plan will not affect the validity of any plan options previously granted thereunder.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 31, 2009 we had 391,449 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	our executive officers, directors and director nominees as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Dr. Archer W. Bishop	232,051	59.3%
Lila K. Pfleger[1]	7,759	2.0%
Dr. John H. Bell	41,674	10.6%
All officers and directors as a group (three persons)[1]	281,484	71.6%

RM Consulting LLC [2]	25,000	6.4%
Stanley P. Brown [3]	42,000	9.7%
Ella Chesnutt [4]	20,000	5.1%

1          Includes 1,650 shares of our common stock underlying options granted under our 2002 Stock Option Plan which are exercisable at $10.00 per share.

2          RM Consulting LLC’s address is 608 Mabry Hood, Knoxville, Tennessee 37932. Rick Swafford, CPA holds voting and dispositive control over securities held by RM Consulting LLC.

3          The number of shares beneficially owned by Mr. Brown includes 42,000 shares of our common stock underlying warrants exercisable at $10.00 per share which are exercisable in perpetuity. Mr. Brown, whose address is 7102 Cheshire Drive, Knoxville, Tennessee 37919, is formerly an officer of our company.

4          Mrs. Chesnutt’s address is 6200 Devon Drive, Columbia, Maryland 21044.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 30, 2007 Dr. Archer W. Bishop, Jr., a principal shareholder and Chairman of our Board of Directors, extended to us a one year $300,000 line of credit due August 30, 2008 which bears interest at the rate of prime plus one percent (1%), adjusted quarterly on each of March 31, June 30, September 30 and December 31 of each year that this note remained outstanding. We used the funds available under the line of credit for general working capital.

In December 2007 Dr. Bishop increased the amount available under the line of credit to $400,000 and we issued him a new note in satisfaction of the August 2007 note. This new note, which otherwise contained the same terms as the note issued in August 2007, matured on August 30, 2008, which on August 30, 2008 was revised to reduce the amount available to $100,000 and extend the maturity date to August 30, 2009. In May 2008 we used a portion of the proceeds in the amount of $388,042 which American LAC received from the refund of its statutory capital to satisfy in full the amounts outstanding under the note.

On August 9, 2006 we borrowed an additional $145,000 from Dr. Bishop on an interest-free basis for the purpose of increasing the amount of capital and surplus of our American Life subsidiary. Previously, subsequent to American LAC’s acquisition of a group of annuity contracts from Allianz Life, American LAC discovered that the rates being credited to it by Allianz Life were incorrect. After discussions with Allianz Life, Allianz Life paid American LAC approximately $70,000 representing the deficiency in the crediting amount. In conjunction with the preparation of American LAC’s 2005 statutory report it appeared that Allianz Life never corrected its internal accounting to properly credit American LAC for the spread between the return on the funds withheld and the amount due the annuity contract holders. This apparent error led to a deficiency in American LAC’s capital and surplus of approximately $145,000. If this apparent error by Allianz Life had been discovered prior to the redemption of Dr. Bishop’s preferred stock in fiscal 2005, the amount of funds available for redemption would have been reduced. Dr. Bishop lent the funds to us to satisfy the deficiency on an interest free basis and agreed at such time as the investigation by Allianz Life was concluded should American LAC receive a one-time payment from Allianz Life representing the deficiency in previously credited amounts, up to $145,000 of that amount would be tendered to Dr. Bishop as repayment for this advance. If the investigation determined that the amounts previously credited by Allianz Life to American LAC’s account were in fact correct, or if the amount tendered by Allianz Life was less than the $145,000, Dr. Bishop would forgive any deficiency due him under this $145,000 advance. In connection with the Allianz Amendment Agreement the ultimate accounting concluded that there had been no error in the crediting rates. Accordingly, Dr. Bishop forgave the advance.

Director Independence

Dr. Bell is an “independent” director within the meaning of Marketplace Rule 4200(a)(15) of the NASDAQ Market Place Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Henderson Hutcherson & McCullough, PLLC has served as our independent registered public accounting firm for our last two fiscal years. The following table shows the fees that were billed for the audit and other services provided by that firm for fiscal 2007 and 2006.

	Fiscal 2008	Fiscal 2007

Audit Fees	$ 8,000	$ 25,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$ 8,000	$ 25,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit

2.1	Share Exchange Agreement dated June 22, 2002 (1)
3.1	Articles of Incorporation(1)
3.2	Amended and Restated Articles of Incorporation(1)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation(1)
3.4	By-Laws(1)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation(1)
10.1	Reinsurance Agreement with Allianz Life Insurance Company of North American, and addendums (1)
10.2	Annuity Retrocession Agreement with Hanover Reassurance Company of North America(1)
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

American Life Holding Company, Inc.

March 30, 2009	By:	/s/ Lila K. Pfleger

Lila K. Pfleger, President, director, principal executive officer,

principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Archer W. Bishop, Jr. Archer W. Bishop, Jr.	Chairman of the Board	March 30, 2009

/s/ Lila K. Pfleger Lila K. Pfleger	President, director, principal executive officer, principal financial and accounting officer	March 30, 2009

/s/ John H. Bell John H. Bell	Director	March 30, 2009

THE AMERICAN LIFE HOLDING

COMPANY, INC.

Financial Statements

DECEMBER 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

American Life Holding Company, Inc.

We have audited the accompanying balance sheets of American Life Holding Company, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements and are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Life Holding Company, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, declining cash balance, working capital and shareholders’ deficit raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Henderson, Hutcherson & McCullough, PLLC

Chattanooga, Tennessee

March 26, 2009

AMERICAN LIFE HOLDING COMPANY, INC.

Balance Sheet

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash	$47,267	$623,257
Due from insurer	—	8,380
Accrued interest	—	1,754

	$47,267	$633,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to insurer	$—	$96,825
Line of credit payable	—	359,200
Accounts payable and accrued expenses	5	26,857
Total Liabilities	5	482,882

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding, 391,449 shares	392	392
Additional paid-in capital	3,082,809	3,082,809
Accumulated deficit	(3,035,939)	(2,932,692)
	47,262	150,509

	$47,267	$633,391

The accompanying notes are an integral part of these financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues
Investment income	$21,799	$—
Realized investment gains (losses)	—	—
	21,799	—
Expenses
General and administrative expenses	117,126	11,057
Taxes, licenses and other	150	—
	117,276	11,057

Other income (expense)
Interest	(7,770)	(12,562)
Net loss from continuing operations before income taxes	(103,247)	(23,619)

Income tax benefit (expense)	—	—

Net loss from continuing operations	(103,247)	(23,619)

Loss from discontinued operations, net of tax of $-0-	—	(573,001)

Net Loss	$(103,247)	$(596,620)

Basic and diluted loss per share	$(0.26)	$(1.52)

Basic and diluted loss per share from continuing operations	$(0.26)	$(0.06)

Earnings (loss) per share from discontinued operations	$—	$(1.46)

Weighted average shares outstanding - basic and diluted	391,449	391,449

The accompanying notes are an integral part of these financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2007	391,449	$392	$2,937,809	$(2,336,072)	$—	$602,129

Net loss	—	—	—	(596,620)	—	(596,620)

Conversion of note payable	—	—	145,000	—	—	145,000

Balance January 1, 2008	391,449	$392	$3,082,809	$(2,932,692)	$—	$150,509

Net loss	—	—	—	(103,247)	—	(103,247)

Balance December 31, 2008	391,449	$392	$3,082,809	$(3,035,939)	$—	$47,262

The accompanying notes are an integral part of these financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statement of Cash Flows

For the Years Ended December 31, 2008 and 2007

	December 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(103,247)	$(596,620)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Loss from discontinued operations	—	573,001
(Increase) decrease in:
Due from insurer	8,380	—
Accrued interest	1,754	—
Increase (decrease) in:
Payable to insurer	(96,825)	—
Accounts payable and accrued expenses	(26,852)	13,173

Net Cash Used in Continuing Operations	(216,790)	(10,446)
Net Cash Used in Discontinued Operations	—	(130,879)

Net Cash Used in Operating Activities	(216,790)	(141,325)

INVESTING ACTIVITIES:
	—	—

FINANCING ACTIVITIES:
Draws on (repayments of) stockholder note	(359,200)	10,200

Net Cash Used by Financing Activities	(359,200)	10,200

Decrease in Cash and Cash Equivalents	(575,990)	(131,125)

Cash and Cash Equivalents, Beginning of Period	623,257	754,382

Cash and Cash Equivalents, End of Period	$47,267	$623,257

The accompanying notes are an integral part of these financial statements.

THE AMERICAN LIFE HOLDING COMPANY, INC.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

NOTE 1 - FORMATION AND BASIS OF PRESENTATION

These financial statements include the accounts of American Life Holding Company, Inc. (“ALH”) and the operations of our dissolved former subsidiary, The American LAC, Inc. (“ALAC”) for six months of the year ended December 31, 2008. All intercompany balances have been eliminated.

Until 2007, ALAC’s activities had been focused on the reinsurance of fixed rate annuity insurance products. On December 21, 2007, the Company liquidated its insurance assets and obligations to the original reinsurers by executing recapture agreements. The Company accounted for the transactions as discontinued operations. The effect of the discontinuance of operations was to effectively render the Company a “shell company.” Subsequent to December 31, 2007, the Company applied to the State of Arizona for cancellation of its certificate of authority which was completed on March 28, 2008. See Note 5.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in the financial statements, at December 31, 2008, the Company had total cash of approximately $ 47,000 and an accumulated deficit of approximately $3,036,000. The Company has also generated significant operating losses for the last several years and expects to continue to generate operating losses for the foreseeable future. The Company has no operations s a result of the discontinuance of its insurance operations. As a result, there is substantial doubt about its ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company discontinued its insurance operations effective November 1, 2007 and liquidated its insurance assets and obligations to the original reinsurers on December 21, 2007. See Note 5. In March 2008 ALAC terminated its insurance license with the State of Arizona and in September 2008 ALAC was dissolved. See Note 9. As a result of the discontinuation of the operations and dissolution of ALAC, ALH does not presently have any business or operations and is considered a “shell” company.

Revenue Recognition

Reinsurance assumed on annuity business generated investment income over time on the assets held on the Company’s behalf by ceding companies. The Company recognized investment income from ceding companies and interest on its bond portfolio as interest income when the interest and investment income becomes due and its collection is reasonably assured.

Investments

At December 31, 2008 the Company’s investments include only interest bearing cash. At December 31, 2007 the Company’s investments include interest bearing cash and a treasury note.

Funds Withheld at Interest Subject to Restrictions

Funds withheld at interest subject to restrictions were funds held by ceding companies under coinsurance agreements whereby the Company received the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding companies.

THE AMERICAN LIFE HOLDING COMPANY, INC.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

The availability of these funds to us was subject to certain restrictions. The Company could liquidate the funds withheld and receive any excess in statutory reserves by ceding the annuity contracts to other reinsurers, a process known in the insurance industry as retroceding. Although no approval to retrocede any annuity contracts to another reinsurer was required if the amount of the contracts had not exceeded 5% of the Company’s total assets, if the Company had wished to retrocede any of its contracts to another reinsurer to liquidate its funds withheld at interest in an amount which exceeded this 5% limitation, the Company would have first been required to obtain regulatory approval from the State of Arizona. To institute this approval process, the Company would have been required to file a prescribed form with the Insurance Commissioner’s office describing the transaction and including the name of the reinsurer.

Effective November 1, 2007, these funds were offset against contractholder liabilities. See Notes 5 and 9.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represented those costs that varied with and were primarily related to the production of new business. These acquisition expenses were deferred and charged against income through amortization. Amortization is computed using proportional methods for each block of contracts based on the ratio of individual period gross profits to expected total gross profits arising from the contracts over the estimated lives of the related contracts, currently estimated to be twenty years for the Company’s existing annuity contracts. In estimating such lives, management principally utilizes the experience of the ceding companies that generally take into account the frequency of early surrenders of contracts and the average term to complete annuitization of the contracts. Annuitization refers to when the contract holder asks for payment, either in a series of payments or in a lump sum. The contracts have no specified date that requires the holder to annuitize. However, current US tax laws require holders to annuitize upon reaching a certain age or suffer adverse tax consequences.

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

Until a contract reached the annuitization phase, they were considered to be in the accumulation phase. The Company’s ceded contracts in force were primarily in the accumulation phase. Amortization expense for 2008 and 2007 totaled $0 and $17,321, respectively.

With the termination of its reinsurance treaties, effective November 1, 2007, the Company wrote off the remaining unamortized balance of deferred acquisition costs of $470,057. The resulting loss on the write-down is presented net of tax effects of $0 and is included in the Company’s statement of operations for the year ended December 31, 2007 under the caption “loss from discontinued operations.”

Stock Warrants

The Company measures its equity transactions using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123R.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the financial statements and accompanying notes. Actual results could differ from those estimates. Since the Company discontinued its insurance operations effective November 1, 2007 there are no significant assumptions in our financials.

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, certificates of deposit and investments with original maturities of three months or less to be cash and cash equivalents.

THE AMERICAN LIFE HOLDING COMPANY, INC.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

Income Taxes

Deferred income taxes are provided for temporary differences in reporting income for financial statement and tax purposes arising primarily from differences in the methods of accounting for policy acquisition costs and net operating losses.

Concentration of Risk

The Company maintains its cash on deposit at a financial institution that provides $250,000 in deposit insurance.

Income Per Share

Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated using the “if converted” method for convertible securities and the treasury stock method for options and warrants.

Under provision of Statement of Financial Accounting Standards No. 128, “Earnings per Share,” per-share results of operations from discontinued operations are presented for 2007.

For the year ended December 31, 2008 and 2007 all securities convertible into common shares were anti-dilutive.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

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

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008 and the adoption had no effect on our results of operations and financial position.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and any upfront costs and fees related to them will be recognized in earnings as incurred. The fair value option may be applied on an instrument by instrument basis with a few exceptions. The fair value option is irrevocable and may be applied only to entire instruments and not top portions of instruments. SFAS 159 is effective for interim and annual financial statements issued after January 1, 2008 and calendar-year companies. The Company decided not to elect the fair value option for any of its assets for 2008.

THE AMERICAN LIFE HOLDING COMPANY, INC

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

NOTE 4 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

Interest of $7,770 and $0 was paid during the years ended December 31, 2008 and 2007, respectively. No income taxes were paid in any period presented.

NOTE 5 - DISCONTINUED OPERATIONS

The Company discontinued its insurance operations effective November 1, 2007 and liquidated its insurance assets and obligations to the original reinsurers on December 21, 2007. In March 2008 ALAC terminated its insurance license with the State of Arizona. The statutory deposit of $512,000 held by the State of Arizona, plus accrued interest due, was returned to the Company in May 2008. In September 2008 ALAC was dissolved. As a result of the discontinuation of the operations and dissolution of ALAC, ALH does not presently have any business or operations and is considered a “shell” company.

NOTE 6 - RELATED PARTY TRANSACTION

A Line Of Credit Note in the amount of $100,000 is available from the principal stockholder should it be necessary. At December 31, 2008 no amounts have been drawn from the Line of Credit.

NOTE 7 - INVESTMENTS

Major categories of investment income are summarized as follows:

	2008	2007

Interest bearing cash	$21,799	$27,250
Gross investment income credited by reinsured	0	185,220
	21,799	212,470
Investment expenses	0	(180)
Total	$21,799	$212,290

NOTE 8 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate value: Cash and short-term investments are carried at cost, which is a reasonable estimate of fair value.

NOTE 9 - LIQUIDATION OF SUBSIDIARY

The Company discontinued its insurance operations as described in Note 5. The Company elected to liquidate the Subsidiary in May 2008 upon the return of the statutory deposit from the State of Arizona. Effective September 10, 2008, the Arizona Corporation Commission approved the Corporate Dissolution of The American LAC, Inc.

THE AMERICAN LIFE HOLDING COMPANY, INC.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

NOTE 10 - INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	2008	2007

Computed expected income tax benefit (expense)	$35,104	$202,800
Expenses not deductible for income tax purposes	—	—
Revision of estimated net operating loss	—	—
Reversal of temporary differences at lower than expected rates	—	(90,500)
State taxes	6,700	38,800
Other	—	—
Valuation allowance	(41,804)	(151,100)
	$—	$—

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

Management continuously estimates the realizabilty of its deferred tax assets based on its assessment of the sufficiency of future revenue streams. Due to the “shell” status of the Company future revenue streams are uncertain. Additionally, should the Company incur a change in control within a successive three year period, the IRC imposes limitations on the availability of the loss carry forwards to offset future taxable income.

NOTE 11 - STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, of which 391,449 shares are issued and outstanding and 5,000,000 shares of preferred stock, par value $.001 per share, of which 250,000 shares have been designated as Series A Preferred Stock. The remaining 4,750,000 shares of the preferred stock remain without designation.

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

THE AMERICAN LIFE HOLDING COMPANY, INC.

Notes to Financial Statements

DECEMBER 31, 2008 and 2007

Information regarding the warrants for 2008 and 2007 is as follows:

	2008		2007
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	55,500	$10.00	55,500	$10.00
Options canceled	—	n/a	—	n/a
Options exercised	—	n/a	—	n/a
Options granted	—	$10.00	—	$10.00
Options outstanding, end of year	55,500	$10.00	55,500	$10.00
Options exercisable, end of year	55,500	$10.00	55,500	$10.00

	2008	2007

Option price range, end of year	$10.00	$10.00

Option price range, exercised shares	n/a	n/a

Options available for grant at end of year	—	—

Weighted average fair value of options granted during the year	n/a	n/a