Form 10-Q
period 2009-03-31
AMERICAN LIFE HOLDING CO INC
filed 2009-05-15
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [√]   No [  ]

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 391,449 shares of common stock are issued and outstanding as of May 14, 2009.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to identify and close a business combination with an operating entity, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 appearing under Part I., Item 1. Description of Business - Risk Factors. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “American Life Holding,” “we,” the “Company,” “our,” and “us” refers to American Life Holding Company, Inc. a Florida corporation. When used in this report, the term “American LAC” refers to our dissolved subsidiary American LAC, Inc. which was dissolved September 10, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Balance Sheet

March 31, 2009 (Unaudited) and December 31, 2008

	2009	2008
ASSETS
Cash	$33,034	$47,267

	$33,034	$47,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,159	$5

Total Liabilities	4,159	5

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding, 391,449 shares	392	392
Additional paid-in capital	3,082,809	3,082,809
Accumulated deficit	(3,054,326)	(3,035,939)
	28,875	47,262

	$33,034	$47,267

The accompanying notes are an integral part of these financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Operations

Three Months Ended March 31, 2009 and 2008 (Both Unaudited)

	2009		2008
Revenues
Investment income		$—		$6,188
Realized investment gains (losses)		—		—

		0		6,188

Expenses
General expenses		18,287		29,581
Taxes, licenses and other		100		0
		18,387		29,581

Other income (expense)
Interest		—		(5,159)
Net income (loss) before income taxes		(18,387)		(28,552)

Income tax benefit (expense)		—		—
Net Income (loss)		$(18,387)		$(28,552)

Basic earnings (loss) per share		($0.05)		($0.07)

Diluted earnings (loss) per share	$	na	$	na

Weighted average shares outstanding		391,449		391,449

Diluted weighted average shares outstanding		na		na

The accompanying notes are an integral part of these financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2009 (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2009	391,449	$392	$3,082,809	$(3,035,939)	$—	$47,262

Net loss				(18,387)		(18,387)

Balance March 31, 2009	391,449	$392	$3,082,809	$(3,054,326)	$—	$28,875

The accompanying notes are an integral part of these financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008 (Both Unaudited)

	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(18,387)	$(28,552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—
(Increase) decrease in:
Amounts receivable	—	8,380
Accrued investment income	—	(3,346)
Increase (decrease) in:
Amounts Payable under contract	—	(96,825)
Accounts payable and accrued expenses	4,154	11,664

Net Cash Provided by (Used in) Operating Activities	(14,233)	(108,679)

INVESTING ACTIVITIES:
Proceeds from the sale of investments	—	—
Proceeds from maturities of investments	—	—
Purchase of investment securities	—	—

Net Cash Provided by (Used in) Investing Activities	—	—

FINANCING ACTIVITIES:
Draws on (repayments of) stockholder note	—	1,000

Net Cash Provided by Financing Activities	—	1,000

Increase (Decrease) in Cash and Cash Equivalents	(14,233)	(107,679)

Cash and Cash Equivalents, Beginning of Period	47,267	623,257

Cash and Cash Equivalents, End of Period	$33,034	$515,578

The accompanying notes are an integral part of these financial statements.

THE AMERICAN LIFE HOLDING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (BOTH UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The opinion on these financial statements raised substantial doubt about our ability to continue as a going concern.

NOTE 2 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the three months ended March 31, 2009 and 2008, respectively. No income taxes were paid in any period presented.

NOTE 3 – RELATED PARTY TRANSACTION

As of March 31, 2009, $0 was owed the principal stockholder. The note amount of $100,000 is available from the principal stockholder should it be necessary.

NOTE 4 – INVESTMENTS

Major categories of investment income are summarized as follows:

	2009	2008

Fixed maturities	$—	$—
Interest bearing cash	0	6,220
Gross investment income credited by reinsured	0	0
	0	6,220
Investment expenses	0	(32)
Total	$0	$6,188

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Historically and through fiscal year ended December 31, 2007 our operations consisted of those of our recently dissolved American LAC subsidiary. During the fourth quarter of fiscal 2007 we discontinued those operations and in September 2008 dissolved American LAC, and we are now considered a "shell company" under Federal securities laws. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Results of Operations

As set forth above, our historical operations consisted of those of our recently dissolved subsidiary American LAC. During the fourth quarter of fiscal 2007 we discontinued the operations of, and in September 2008 dissolved, our American LAC subsidiary.

Our revenues during the three months ended March 31, 2008 in the amount of $6,188 represent investment income on the amounts American LAC retained on deposit which represented its statutory capital. As described elsewhere herein, we have discontinued the operations of and dissolved our American LAC subsidiary and the statutory capital of $512,000 plus accrued interest of $6,741 was released by the Arizona Department of Insurance to us during May 2008. Upon our receipt thereof, we used $359,200 to repay the obligations outstanding under the line of credit extended to us by our principal shareholder. Accordingly, we anticipate that we will not report any investment income during 2009.

During the three months ended March 31, 2009 and the three months ended March 31, 2008 we reported general expenses of $18,287 and $29,581, respectively. General expenses are costs associated with salaries and general overhead in additional to audit, legal and other professional fees associated with our reporting requirements under Federal securities laws. These expenses are relatively consistent from period to period. During the three months ended March 31, 2009 our expenses also included $100 for state taxes. We are now considered a "shell company" under Federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under Federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination. We are not able at this time to quantify the amount of such expenses, but intend to keep them to a minimum given our limited cash resources.

Other income (expense) includes interest expense attributable to our line of credit extended by our principal shareholder as discussed later in this report. For the three months ended March 31, 2009 and March 31, 2008 interest expense was $0 and $5,159, respectively.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2009 we had cash on hand of $33,034 and working capital of $28,875, as compared to cash on hand of $47,267 and working capital of $47,262 at December 31, 2008. Our principal shareholder, Dr. Bishop has extended us a line of credit until August 30, 2009 in the amount of $100,000 of which no amount is outstanding as of March 31, 2009. Any amount borrowed under the line of credit must be satisfied in full in the event of a change of control of our company We believe that our cash on hand together with the funds available under the line of credit, will be sufficient to pay our operating expenses during the balance of 2009.

Net cash used in continuing operations for the three months ended March 31, 2009 was $14,233. During the period we used cash to fund our net loss of $18,387 which was offset by an increase of accounts payable and accrued expenses of $4,154. Net cash used in continuing operations for the three months ended March 31, 2008 was $108,679. During the period we used cash to fund our net loss of $28,552 and to pay $96,825 which represented amounts due under payables to insurers which represented a timing difference in when certain costs associated with the annuity contracts held by our American LAC subsidiary were recognized, which were offset by decreases in amounts receivable of $8,380 which represents amounts paid in connection with the discontinuation of American LAC by the reinsurers and increases in accrued investment income of $3,346 and accounts payable and accrued expenses of $11,664.

Net cash provided by financing activities for the three months ended March 31, 2009 was $0 compared to $1,000 for the three months ended March 31, 2008 which represented proceeds to us from the line of credit extended us by Dr. Bishop which was unrelated to our discontinued operations.

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

American Life Holding Company, Inc.

By: /s/ Lila K. Pfleger
Lila K. Pfleger, President, principal executive officer and principal financial and accounting officer
Date: May 15, 2009