Form 10-Q
period 2009-06-30
AMERICAN LIFE HOLDING CO INC
filed 2009-08-07
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 391,449 shares of common stock are issued and outstanding as of August 7, 2009.

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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Balance Sheet

June 30, 2009 (Unaudited) and December 31, 2008

	2009	2008
ASSETS
Cash	$19,629	$47,267

	$19,629	$47,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,252	$5

Total Liabilities	3,252	5

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding, 391,449 shares	392	392
Additional paid-in capital	3,082,809	3,082,809
Accumulated deficit	(3,066,824)	(3,035,939)
	16,377	47,262

	$19,629	$47,267

The accompanying notes are an integral part of these financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Operations

Three Months and Six Months Ended June 30, 2009 and 2008 (Both Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Revenues
Investment income		$—		$15,600		$—		$21,788

		—		15,600		—		21,788
Expenses
General insurance expenses		12,498		55,842		30,785		85,423
Taxes, licenses and other		—		—		100		—
		12,498		55,842		30,885		85,423

Other income (expense)
Interest		—		(2,611)		—		(7,770)
Net income (loss) before income taxes		(12,498)		(42,853)		(30,885)		(71,405)

Income tax benefit (expense)		—		—		—		—
Net Income (loss)		$(12,498)		$(42,853)		$(30,885)		$(71,405)

Basic earnings (loss) per share		$(0.03)		$(0.11)		$(0.08)		$(0.18)

Diluted earnings (loss) per share	$	na	$	na	$	na	$	na

Weighted average shares outstanding		391,449		391,449		391,449		391,449

Diluted weighted average shares outstanding		na		na		na		na

The accompanying notes are an integral part of these financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2009 (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2009	391,449	$392	$3,082,809	$(3,035,939)	$—	$47,262

Net loss				(30,885)		(30,885)

Balance June 30, 2009	391,449	$392	$3,082,809	$(3,066,824)	$—	$16,377

The accompanying notes are an integral part of these financial statements.

AMERICAN LIFE HOLDING COMPANY, INC.

Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008 (Both Unaudited)

	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(30,885)	$(71,405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—
(Increase) decrease in:
Amounts receivable	—	8,380
Accrued investment income	—	1,754
Increase (decrease) in:
Amounts Payable under contract	—	(96,825)
Accounts payable and accrued expenses	3,247	(26,857)

Net Cash Provided by (Used in) Operating Activities	(27,638)	(184,953)

INVESTING ACTIVITIES:
Proceeds from the sale of investments	—	10

Net Cash Provided by (Used in) Investing Activities	—	10

FINANCING ACTIVITIES:
Draws on (repayments of) stockholder note	—	(359,200)

Net Cash Provided by Financing Activities	—	(359,200)

Increase (Decrease) in Cash and Cash Equivalents	(27,638)	(544,143)

Cash and Cash Equivalents, Beginning of Period	47,267	623,257

Cash and Cash Equivalents, End of Period	$19,629	$79,114

The accompanying notes are an integral part of these financial statements.

THE AMERICAN LIFE HOLDING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (BOTH UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The opinion on these financial statements raised substantial doubt about our ability to continue as a going concern.

NOTE 2 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

Interest of $0 and $27,642 was paid during the six months ended June 30, 2009 and 2008, respectively. No income taxes were paid in any period presented.

NOTE 3 – RELATED PARTY TRANSACTION

As of June 30, 2009, $0 was owed the principal stockholder. The note amount of $100,000 is available from the principal stockholder should it be necessary.

NOTE 4 – INVESTMENTS

Major categories of investment income are summarized as follows:

	2009	2008

Fixed maturities	$—	$—
Interest bearing cash	0	22,163
Gross investment income credited by reinsured	0	0
	0	22,163
Investment expenses	0	(375)
Total	$0	$21,788

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our revenues during the six months ended June 30, 2008 in the amount of $21,788 represent investment income on the amounts American LAC retained on deposit which represented its statutory capital. As described elsewhere herein, we have discontinued the operations of and dissolved our American LAC subsidiary and the statutory capital of $512,000 plus accrued interest of $6,741 was released by the Arizona Department of Insurance to us during May 2008. Upon our receipt thereof, we used $359,200 to repay the obligations outstanding under the line of credit extended to us by our principal shareholder. Accordingly, we anticipate that we will not report any investment income during 2009.

During the six months ended June 30, 2009 and the six months ended June 30, 2008 we reported general expenses of $30,785 and $85,423, respectively. General expenses are costs associated with salaries and general overhead in additional to audit, legal and other professional fees associated with our reporting requirements under Federal securities laws. These expenses are relatively consistent from period to period. During the six months ended June 30, 2009 our expenses also included $100 for state taxes. We are now considered a "shell company" under Federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under Federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination. We are not able at this time to quantify the amount of such expenses, but intend to keep them to a minimum given our limited cash resources.

Other income (expense) includes interest expense attributable to our line of credit extended by our principal shareholder (repaid in May 2008) as discussed later in this report. For the six months ended June 30, 2009 and June 30, 2008 interest expense was $0 and $7,770, respectively.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2009 we had cash on hand of $19,629 and working capital of $16,377, as compared to cash on hand of $47,267 and working capital of $47,262 at December 31, 2008. Our principal shareholder, Dr. Bishop has extended us a line of credit until August 30, 2009 in the amount of $100,000 of which no amount is outstanding as of June 30, 2009. Any amount borrowed under the line of credit must be satisfied in full in the event of a change of control of our company We believe that our cash on hand together with the funds available under the line of credit, will be sufficient to pay our operating expenses during the balance of 2009.

Net cash used in continuing operations for the six months ended June 30, 2009 was $27,638. During the period we used cash to fund our net loss of $30,885 which was offset by an increase of accounts payable and accrued expenses of $3,247. Net cash used in continuing operations for the six months ended June 30, 2008 was $184,953. During the period we used cash to fund our net loss of $71,405 and to pay $96,825 which represented amounts due under payables to insurers which represented a timing difference when certain costs associated with the annuity contracts held by our American LAC subsidiary were recognized, which were offset by decreases in amounts receivable of $8,380 which represents amounts paid in connection with the discontinuation of American LAC by the reinsurers and increases in accrued investment income of $1,754 and accounts payable and accrued expenses of $26,857.

Net cash used in financing activities for the six months ended June 30, 2009 was $0 compared to $359,200 for the six months ended June 30, 2008 which represented the repayment of amounts due under the line of credit extended by our principal shareholder.

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

American Life Holding Company, Inc.

By: /s/ Lila K. Pfleger
Lila K. Pfleger, President, principal executive officer and principal financial and accounting officer
Date: August 7, 2009