Form 10-Q
period 2009-09-30
AMERICAN LIFE HOLDING CO INC
filed 2009-12-18
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-50196

American Life Holding Company, Inc.

(Name of registrant as specified in its charter)

Florida	52-2177342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 West Cypress Creek Road, Suite A-104, Ft. Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)

(954) 840-8375

(Registrant’s telephone number, including area code)

4823 Old Kingston Pike, Suite 140, Knoxville, TN 37919

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 391,449 shares of common stock are issued and outstanding as of December 18, 2009.

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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Life Holding Company, Inc.

Balance Sheets

September 30, 2009 (unaudited) December 31, 2008

	September 30, 2009	December 31, 2008

ASSETS
Current assets
Cash	$—	$47,267
	—	—

TOTAL ASSETS	$—	$47,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$5
Total current liabilities	—	5

Stockholders’ equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 391,449 shares outstanding 9/30/2009 and 12/31/2008	392	392
Additional paid in capital	3,082,809	3,082,809
Accumulated deficit	(3,083,201)	(3,035,939)
Total stockholders’ equity (deficit)	0	47,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$0	$47,267

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statements of Operations

For the Three Months and Nine Months ended September 30, 2009 & 2008

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest income	$—	$—	$—	$21,788

Expenses:

General & administrative expense	16,195	19,160	46,980	104,583
Taxes, licenses & Other	182	150	282	150

Total operating expenses	16,377	19,310	47,262	104,733

Other income (expense) Interest	—	—	—	7,770

Net Income (loss)	$(16,377)	$(19,310)	$(47,372)	$(90,715)

(Loss) per share	$(0.042)	$(0.049)	$(0.012)	$(0.232)

Weighted average shares outstanding	391,449	391,449	391,449	391,449

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statements of Cash Flow

For the Nine months ended September 30, 2009 & 2008

(unaudited)

	September 30,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(47,262)	$(90,715)
adjustments to reconcile net income loss to net cash provided (used) by operating activities:

Accounts receivable	—	8,380
Accrued investment income	—	1754
Accounts payable and accrued income expenses	(5)	26,647
Accounts payable under contract	—	(96,825)

Net cash provided (used) by operating activities	(47,267)	(204,053)

FINANCING ACTIVITIES
Payment of line of credit	—	(359,200)

Net cash provided (used) by financing activities	—	(359,200)

Cash increase (decrease) for the period	(47,267)	563,253

Cash at the beginning of the period	47,267	623,257

Cash at September 30, 2009	$—	$60,004

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2009

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance 1-1- 2009	391,449	$392	$3,082,809	$(3,035,939)	$47,262

Net loss	—	—	—	(47,262)	(47,262)

Balance 9-30-2009	391,449	$392	$3,082,809	$(3,083,201)	$—

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.
Notes to Financial Statements
September 30, 2009

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited financials statements have been prepared in accordance with accounting principles generally accepted in the United States of America for internal financial information and with the instructions of form 10Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals,) considered necessary for a fair presentation have been included. Operating result for the nine months ended September 30, 2009 are not necessary indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, please refer to our audited financial statements and footnotes thereto for the fiscal year ending December 31, 2008 included in our Annual Report 10-K as filed with the Securities and Exchange Commission. The opinion on these financial statements raised substantial doubt about our ability to continue as a going concern.

NOTE 2  STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

Interest of $0 and $7,770 was paid during the nine months ended September 30, 2009 and 2008, respectively. No income taxes were paid in any period presented.

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

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly and/or partially-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and subject to significant risk. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Manuel Losada, our President, who may not be considered a professional business analyst. Mr. Losada will be the primary company representative involved in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors and legal counsel or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

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

We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the SEC which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may prevent us from undertaking a transaction with a potential candidate which might otherwise be beneficial to our shareholders.

We will not restrict our search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is engaged in operations, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. We anticipate that we will incur nominal expenses in the implementation of our business plan which will be funded from our current working capital, to the extent available, or from borrowings from related parties or others.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and shareholders will not retain control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any and all such sales will be undertaken in transactions designed to be in compliance with applicable federal and applicable state securities laws.

We anticipate that any securities issued in any such transaction would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we do not intend to seek registration of any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination.

Results of Operations

As set forth above, our historical operations consisted of those of our recently dissolved subsidiary American LAC. During the fourth quarter of fiscal 2007 we discontinued the operations of, and in September 2008 dissolved, our American LAC subsidiary.

Our revenues during the nine months ended September 30, 2008 in the amount of $ 21,788 represent investment income on the amounts American LAC retained on deposit which represented its statutory capital. As described elsewhere herein, we have discontinued the operations of and dissolved our American LAC subsidiary and the statutory capital of $512,000 plus accrued interest of $6,741 was released by the Arizona Department of Insurance to us during May 2008. Upon our receipt thereof, we used $359,200 to repay the obligations outstanding under the line of credit extended to us by our principal shareholder. Accordingly, we anticipate that we will not report any investment income during 2009.

During the nine months ended September 30, 2009 and the nine months ended September 30, 2008 we reported general expenses of $47,262 and $104,733, respectively. General expenses are costs associated with salaries and general overhead in additional to audit, legal and other professional fees associated with our reporting requirements under Federal securities laws. These expenses are relatively consistent from period to period. We are now considered a "shell company" under federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses associated with overhead, salaries and fees, including accounting, audit and legal fees, associated with our reporting requirements under Federal securities laws. We will also incur expenses associated with our search for a suitable candidate for a business combination. We are not able at this time to quantify the amount of such expenses, but intend to keep them to a minimum given our limited cash resources.

Other income (expense) includes interest expense attributable to our line of credit extended by our principal shareholder (repaid in May 2008) as discussed later in this report. For the nine months ended September 30, 2009 and September 30, 2008 interest expense was $0 and $7,770, respectively.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2009 we had cash on hand of $0 and working capital of $0, as compared to cash on hand of $47,267 and working capital of $47,262 at December 31, 2008. Our former principal shareholder, Dr. Bishop, had extended us a line of credit until August 30, 2009 in the amount of $100,000 of which no amount is outstanding as of September 30, 2009. The line of credit was terminated in September 2009 in connection with Dr. Bishop’s private sale of his shares to a third party. We believe that our cash on hand and short term borrowings, will not be sufficient to pay our operating expenses during the balance of 2009 and we may need to seek additional financing.

Net cash used in continuing operations for the nine months ended September 30, 2009 was $47,267. During the period we used cash to fund our net loss of $ 47,262. Net cash used in continuing operations for the nine months ended September 30, 2008 was $204,053. During the period we used cash to fund our net loss of $90,715 and to pay $96,825 which represented amounts due under payables to insurers which represented a timing difference when certain costs associated with the annuity contracts held by our American LAC subsidiary were recognized, which were offset by decreases in amounts receivable of $8,380 which represents amounts paid in connection with the discontinuation of American LAC by the reinsurers and increases in accrued investment income of $1,754 and accounts payable and accrued expenses of $26,647.

Net cash used in financing activities for the nine months ended September 30, 2009 was $0 compared to $359,200 for the nine months ended September 30, 2008 which represented the repayment of amounts due under the line of credit extended by our principal shareholder.

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

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued ASC 855-10, “Subsequent Events”. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 in the second quarter of 2009 did not have an impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles” as replacement guidance related to “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” which confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it reorganizes the literature. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of the Codification is not expected to have any substantive impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures.

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

Not applicable to smaller reporting companies.

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

AMERICAN LIFE HOLDING COMPANY, INC.

By: /s/ Manuel B. Losada
Manuel B. Losada, President, Chief Financial Officer, principal executive officer and principal financial and accounting officer
Date: December 18, 2009