Form 10-K
period 2009-12-31
AMERICAN LIFE HOLDING CO INC
filed 2010-05-13
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-50196

AMERICAN LIFE HOLDING COMPANY, INC.

Exact name of registrant as specified in its charter)

Florida	52-2177342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 South Pompano Parkway, Suite 277, Pompano Beach, Florida	33069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(954) 840-8372

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2009

Indicate the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date.   391,449 shares of common stock are issued and outstanding as of May 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ii

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

OTHER PERTINENT INFORMATION

When used in this annual report, the terms “American Life Holding,” " we," "our," and "us" refers to American Life Holding Company, Inc. a Florida corporation. When used in this annual report, the term “American LAC” refers to our dissolved former subsidiary.

iii

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

The initial indications in 2005 and 2006 from possible business combinations for our company were that the continued operation of our American LAC subsidiary hindered our ability to close such a business combination due to the regulatory requirements involving a change of control of our company unless the business combination company happened to operate in the insurance industry and was therefore familiar with the requirements.  Upon re-evaluation our Board of Directors believed that the operations of our American LAC subsidiary continued to be a deterrent to companies that otherwise might be interested in engaging in a business combination with our company.  During the fourth quarter of fiscal 2007 we began taking steps to discontinue the operations of American LAC.

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

As a result of the foregoing, American LAC had no agreements to reinsure annuity policies or annuity polices. In March 2008, American LAC filed an application to terminate its insurance license with the Arizona Department of Insurance which was granted on March 27, 2008.  As a condition to the termination,

•            American LAC amended its Articles of Domestication to change its name to “The American LAC, Inc.” and revised the purpose of the business, as previously provided to be a insurance company, to provide: “The general nature of the business to be transacted by this Corporation shall be to engage in any and all lawful business permitted under the laws of the United States and the State of Arizona,” and

•            we guaranteed all payment for all obligations of American LAC.

In addition, American LAC requested the release of its statutory deposit in the amount of $512,000.  We used $388,042 of the funds representing the statutory deposit to repay outstanding principal and interest owed to our then principal shareholder Dr. Bishop under a line of credit.

On September 10, 2008 we dissolved American LAC, and we are now considered a "shell company" under Federal securities laws.  Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.

Change of Control

 On August 28, 2009, Manuel B. Losada and Norman Joseph (collectively the “Buyers”) acquired 342,017 shares (the “Shares”) or approximately 87.4% of the issued and outstanding shares of our common stock from ten shareholders of the Company (the “Sellers”). The acquisition was governed by the terms of a Stock Purchase Agreement between the Buyers and the Sellers. As a result of the Buyers’ acquisition of the Shares, a change in voting control of the Company took place and the Buyers now control the Company by reason of their collective ownership of approximately 87.4% of the issued and outstanding common stock of the Company. Mr. Losada purchased 273,614 of the Shares and now individually owns approximately 69.9% of the issued and outstanding shares of common stock of the Company. The balance of the Shares (68,403 Shares or approximately 17.5% of the issued and outstanding common stock of the Company) is owned individually by Mr. Joseph.

Prior to the transaction, none of the Sellers owned in excess of 7% of the issued and outstanding shares of common stock of the Company, except Dr. Archer W. Bishop, Jr., who owned 232,051 shares or approximately 60% of the issued and outstanding common stock of the Company.

At the closing of the Stock Purchase Agreement (a) Dr. Archer W. Bishop, Jr. resigned as a member of the Company’s board of directors and (b) Manuel B. Losada was appointed as a member of the board of directors. Immediately following the closing, the board of directors consisted of two members – Mr. Losada, and Ms. Lila K. Pfleger, who had served as a member of the board of directors since 2002, and who also served as the Company’s president (Dr. John H. Bell, who had previously served as a director of the Company, passed away on April 24, 2009). On September 1, 2009, Ms. Pfleger resigned as a member of the Company’s board of directors, and as president of the Company and Mr. Losada was appointed as president of the Company.

Status as a "shell company"

As a result of the discontinuation of the operations and dissolution of our American LAC subsidiary, we do not presently have any business or operations and are considered a "shell" company under Federal securities laws.  We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities (“Business Opportunity”) presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Losada, our President, who may not be considered a professional business analyst.  Mr. Losada will be the key person in the search, review and negotiation with potential acquisition or merger candidates.  We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors and legal counsel or by our shareholders.  In analyzing prospective business opportunities, we will consider such matters as:

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

Employees

As of May 12, 2010, we had one employee, Mr. Losada, our President.  Mr. Losada is involved in other full-time business activities and devotes his time and attention to our business on a part-time basis as needed.

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

ITEM 1A.      RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $ 3,094,404 as of December 31, 2009. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Following the discontinuation of the operations and dissolution of our American LAC subsidiary in September 2008, our operating expenses are minimal and will be funded from advances from our principal shareholder.  However, we anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  If for some reason we are not able to consummate a business combination within a reasonable period of time, we may not have sufficient resources to continue meeting our SEC reporting obligations or other obligations which arise from our minimal operations.  If we were to fail to continue to meet our SEC reporting obligations the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

We currently do not have an operating business, but also do not intend to pursue a course of complete liquidation and dissolution, and accordingly, the value of your shares may decrease.

We currently do not have any operating business.  We continue to incur operating expenses while we consider alternative operating plans. These plans may include entering into a business combination with other operating companies, or developing a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

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

Speculative nature of the company's proposed operations.

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

No agreement for business opportunity or other transaction and no standards for a business opportunity has been developed; management has sole discretion regarding a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business opportunity with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable Business Opportunities or in concluding a business combination. Mr. Losada is our sole officer, director and as such has complete control and discretion with regard to our business and affairs. Mr. Losada has complete discretion whether we will enter into a business opportunity. Management has not identified any particular industry or specific business within an industry for evaluation by us, but is interested generally in the area of renewable energy. There is no assurance that we will be able to negotiate a business opportunity on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business opportunity with such business entity. Accordingly, we may enter into a business opportunity with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability.

While seeking a business opportunity, management anticipates devoting only a limited amount of time per month to our business. Our sole officer, Mr. Losada, devotes approximately 20 hours per month to the business affairs of the Company. We have not obtained key man life insurance on our officer/director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of our business and likelihood of continuing operations.

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

A business opportunity involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business opportunity may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Reduction of percentage share ownership following business combination.

Our primary plan of operation is based upon a business opportunity with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and un-issued common stock of the Company would result in reduction in percentage of shares owned by our present shareholders and would most likely result in a change in control of our management.

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

ITEM 2.      DESCRIPTION OF PROPERTY

We currently operate without charge out of space located at 43 South Pompano Parkway, Suite 277, Pompano Beach, Florida 33069, donated by Mr. Losada, our President and principal shareholder.  This office space is sufficient for our foreseeable needs.

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

	High	Low
Fiscal 2008:
January 1, 2008 through March 31, 2008	$0	$0
April 1, 2008 through June 30, 2008	$0	$0
July 1, 2008 through September 30, 2008	$0	$0
October 1, 2008 through December 31, 2008	$0	$0

Fiscal 2098
January 1, 2009 through March 31, 2009	$0	$0
April 1, 2009 through June 30, 2009	$0	$0
July 1, 2009 through September 30, 2009	$0	$0
October 1, 2009 through December 31, 2009	$0	$0

On May 12, 2010, the last sale price of our common stock as reported on the OTCBB was $0.  As of May 12, 2010, there were approximately 38 record owners of our common stock.

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

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND RESULTS OF

                     OPERATIONS

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

While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur general operating expenses including accounting, audit and legal fees, and transfer agent fees associated with our reporting requirements under Federal securities laws.  We will also incur expenses associated with our search for a suitable candidate for a business combination.  Shareholders’ advances will be sufficient to pay our operating expenses until such time as we are able to identify and close a business combination with an operating entity.

Results of Operations

As set forth above, our historical operations consisted of those of our recently dissolved subsidiary American LAC. During the fourth quarter of fiscal 2007 we discontinued the operations of, and in September 2008 dissolved, our American LAC subsidiary.

Our revenues during the year ended December 31, 2008 in the amount of $21,799 represent investment income on the amounts American LAC retained on deposit which represented its statutory capital.  As described elsewhere herein, we have discontinued the operations of and dissolved our American LAC subsidiary and the statutory capital of $512,000 plus accrued interest of $6,741 was released by the Arizona Department of Insurance to us during May 2008.  Upon our receipt thereof, we used $359,200 to repay the obligations outstanding under the line of credit extended to us by our principal shareholder.  We did not report any investment income during the year ended December 31, 2009.

During the year ended December 31, 2009 and the year ended December 31, 2008 we reported general expenses of $58,465 and $125,046, respectively. General expenses are costs associated with salaries and general overhead (only in 2008) in addition to audit, legal, transfer agent and edgarizing, and other professional fees, all associated with our reporting requirements under Federal securities laws.   In addition, general expenses include interest expense attributable to our line of credit extended by our former principal shareholder (repaid in May 2008) as discussed later in this report.  There was no similar expense for 2009.  These expenses are relatively consistent from period to period.  We are now considered a "shell company" under federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.  While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur accounting, audit and legal fees, and transfer agent fees associated with our reporting requirements under Federal securities laws.  We anticipate during 2010 our operating expenses will be approximately $35,000. We will also incur expenses associated with our search for a suitable candidate for a business combination.  We are not able at this time to quantify the amount of such expenses, but intend to keep them to a minimum given our limited cash resources.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At December 31, 2009 we had cash on hand of $ 0 and working capital of $ 0, as compared to cash on hand of $47,267 and working capital of $47,262 at December 31, 2008.  Our former principal shareholder, Dr. Bishop, had extended us a line of credit until August 30, 2009 in the amount of $100,000 of which no amount is outstanding as of December 31, 2009. The line of credit was terminated in September 2009 in connection with Dr. Bishop’s private sale of his shares to a third party.

Shareholder advances to the Company will fund operating expenses and our search for a suitable business partner through December 31, 2010.

Net cash used in continuing operations for the year ended December 31, 2009 was $47,267. During the period we used cash to fund our net loss of $58,465 which was offset by an increase of accounts payable and accrued expenses of $11,198.  Net cash used in continuing operations for the year ended December 31, 2008 was $216,790. During the period we used cash to fund our net loss of $103,247 and to pay $96,825 which represented amounts due under payables to insurers which represented a timing difference when certain costs associated with the annuity contracts held by our American LAC subsidiary were recognized, which were offset by decreases in amounts receivable of $8,380 which represents amounts paid in connection with the discontinuation of American LAC by the reinsurers and increases in accrued investment income of $1,754 and accounts payable and accrued expenses of $26,852.

Net cash used in financing activities for the year ended December 31, 2009 was $0 compared to $359,200 for the year ended December 31, 2008 which represented the repayment of amounts due under the line of credit extended by our principal shareholder.

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

New Accounting Pronouncements

ASC 105, Generally Accepted Accounting Principles (“ASC105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162)  reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855. Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized” Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore, are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods after June 15, 2009. The Company implemented the guidance in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05,”Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC update No. 2009-12, Fair value Measurements and Disclosures (Topic820): Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. The amendments in this update are effective for interim and annual periods after December 15, 2009. The implementation of ASC 2009-12 did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfer of financial assets. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect Statement No. 166 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. Statement No. 167 is effective as of the beginning of the first annual period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material effect on its financial position or results of operations.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. The changes become effective January 1, 2011. As the Company has no such arrangements, the Company has determined that these changes will have no impact of its financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-9, which appear at the end of this annual report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                     DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the supporting financial statement disclosure schedules independent of the preparer and (ii) adequately prepare for our annual audit. Inadequate levels of accounting personnel have also caused us difficulty in filing our annual reports with the Securities and Exchange Commission within the required time frame.  Due to this material weakness, in preparing our financial statements for the year ended December 31, 2009 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on this assessment, our management has concluded that as of December 31, 2008, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Manuel B. Losada	45	President and Director

Manuel B. Losada. Since August 2009, Mr. Losada has been a director, and since September 2009 has been President of our company. Since July 2009, Mr. Losada, has served as President of MedPro Associates Inc., a Denver, Colorado-based independent representative organization that specializes in representing manufacturers in the hospital, long-term care and physician, dental and veterinary markets directly and through distribution channels. From August 2005 until April 2009, Mr. Losada served as Vice-President of Sales and Marketing for Medical Action Industries Inc. (Nasdaq: MDCI), a Brentwood, New York-based manufacturer of medical/surgical products servicing the hospital, lab, alternate care and long-term care markets. From September 2004 to August 2005, Mr. Losada was Chief Sales Officer for  B. Braun Medical, Bethlehem , PA, a medical device manufacturer. Mr. Losada received his Bachelor of Science degree from Montclair State University, Montclair, New Jersey, in 1986 and a Certification in Materials Management from Bloomfield College, Bloomfield, New Jersey, in 1995. Since August 2008, Mr. Losada has been a director of Trans Global Group (TGGI:PK) a company which files reports with the SEC. He has served as a member of the Hospital Industry Distributor Association (HIDA) since 1992 and as a past chairman of the HIDA Hospital Advisory Council, as well as a past board member and secretary of the Healthcare Management Manufacturers Council and a member of the Health Industry Group Purchasing Association.

Director Compensation

The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2009:

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Dr. Archer W. Bishop	0	0	0	0	0	0	0
Lila K. Pfleger	0	0	0	0	0	0	0
Dr. John Bell	0	0	0	0	0	0	0
Manuel B. Losada	0	0	0	0	0	0	0

Dr. Bishop resigned as a director in August 2009.  Ms. Pfleger resigned as a director in September 2009. Dr. Bell passed way in April 2009. Mr. Losada has been a director since September 2009.

We do not pay fees to directors for their attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future.  We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended December 31, 2009 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2009, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% of greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008 except the filing of a Form 5 for the year ended 12-31-09 by Dr. John Bell, Dr. Archer W. Bishop and Lila K. Pfleger in connection with the transactions pursuant to the Stock Purchase Agreement dated August 28, 2009.

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

Committees Of The Board Of Directors

In August 2002, we established an Audit Committee of our Board of Directors. Since the death of Dr. John Bell in April 2009, the sole member of the audit committee was Lila K. Pfleger. As disclosed elsewhere in this report, Ms. Pfleger, who is not an independent director, resigned on September 1, 2009. Inasmuch as, at the present time, the sole director of the Company is Manuel B. Losada, and since Mr. Losada is not an independent director, the Company has determined to suspend the duties of its audit committee with the intention of evaluating reactivation of the audit committee at such time as the Company emerges from “shell” status and commences revenue-producing activities.

The Audit Committee was formed to assist the Board in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications, independence and performance of our independent auditors, the performance of our internal audit function and our compliance with legal and regulatory requirements. The Audit Committee operated in accordance with a written charter adopted by the Board.  The Company does not have an "audit committee financial expert" within the meaning of the applicable regulations of the Securities and Exchange Commission promulgated pursuant to the Sarbanes-Oxley Act of 2002.  In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

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

Our Board of Directors has not established any other committees, including a nominating committee, a corporate governance committee or a compensation committee, which such functions along with the functions of the audit committee are undertaken by our Board of Directors as a group. Because our small size and scope of our operations, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.  Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for

•	our principal executive officer or other individual serving in a similar capacity;
•	our principal financial officer or other individual serving in a similar capacity;
•

our two most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers at September 30, 2009 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, whose compensation exceed $100,000; and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2009.

For definitional purposes these individuals are sometimes referred to as the “named executive officers”.  The value attributable to any stock or option awards is computed in accordance with ASC Topic 718 (formerly FAS 123R).  None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings, or any other forms of Compensation in excess of the $10,000 in the aggregate in the 2009 transition period and 2008.  The amounts reflected in columns (d) and (e) represent the dollar amount recognized for financial statement reporting purposes with respect to the 2009 transition period and 2008 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
Manuel B. Losada	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Lila K. Pfleger	2009	0	0	0	0	0	0	0	0
	2008	37,800	0	0	0	0	0	0	37,800

Mr. Losada has served as our President since September 1, 2009. He serves at the pleasure of the Board of Directors, of which he is a member.  We are not a party to an employment or similar compensation agreement with Mr. Losada.

Mrs. Pfleger served as our President from March 2004 to September 1, 2009 and President of our dissolved former American LAC subsidiary from September 2004 to its dissolution in September 2008.  We were not a party to an employment or similar compensation agreement with Mrs. Pfleger.  The amount of salary paid to her in each of the last two fiscal years was determined at the discretion of our Board of Directors based upon the time she devoted to our business and operations.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Manuel Losada	0	0	0	NA	NA	0	0	0	0
Lila Pfleger	0	0	0	NA	NA	0	0	0	0

2002 Stock Option Plan

Our 2002 Stock Option Plan was adopted by our Board of Directors and the holders of a majority of issued and outstanding capital stock in August 2002.  Under the plan, we have reserved an aggregate of 2,000,000 shares of common stock for issuance pursuant to options granted under the plan.  As of the date of this annual report, there are no options outstanding under the plan.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and any compensation plans not previously approved by our shareholders as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2002 Stock Option Plan	0		2,000,000
Plans not approved by our shareholders	49,500	$10.00	0

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

                       STOCKHOLDER MATTERS

At May 12, 2010 we had 391,449 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of May 12, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	our executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 43 South Pompano Parkway, Suite 277, Pompano Beach, Florida 33069.  Under securities law, a person is considered a beneficial owner of any securities that the person owns or has the right to acquire beneficial ownership of within 60 days. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Manuel B. Losada	342,017	87.4%
All officers and directors as a group (one person)	342,017	87.4%

Stanley P. Brown	45,018(1)	10.3%

1           The number of shares beneficially owned by Mr. Brown includes 42,000 shares of our common stock underlying warrants exercisable at $10.00 per share which are exercisable in perpetuity.  Mr. Brown, whose address is  7102 Cheshire Drive, Knoxville, Tennessee  37919, resigned as an officer of our company in October 2004.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 30, 2007 Dr. Archer W. Bishop, Jr., formerly a principal shareholder and Chairman of our Board of Directors, extended to us a one year $300,000 line of credit due August 30, 2008 which carried interest at the rate of prime plus one percent (1%), adjusted quarterly on each of March 31, June 30, September 30 and December 31 of each year that this note remained outstanding.  We used the funds available under the line of credit for general working capital.

In December 2007 Dr. Bishop increased the amount available under the line of credit to $400,000 and we issued him a new note in satisfaction of the August 2007 note.  This new note, which otherwise contained the same terms as the note issued in August 2007, matured on August 30, 2008, which on August 30, 2008 was revised to reduce the amount available to $100,000 and extend the maturity date to August 30, 2009.  In May 2008 we used a portion of the proceeds in the amount of $388,042 which American LAC received from the refund of its statutory capital to satisfy in full the amounts outstanding under the note. The line of credit and note terminated August 28, 2009 pursuant to the terms of the Stock Purchase Agreement dated August 28, 2009.  See “Change of Control”.

Director Independence

We do not have an “independent” director as defined in Marketplace Rule 5605 of The NASDAQ Stock Market, Inc..

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Henderson Hutcherson & McCullough, PLLC served as our independent registered public accounting firm for our fiscal years ended December 31, 2008 and 2009.  The following table shows the fees that were billed for the audit and other services provided by these firms for fiscal 2009 and 2008.

	Fiscal 2009	Fiscal 2008

Audit Fees	$ 7,700	$ 8,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$ 7,700	$ 8,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

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

American Life Holding Company, Inc.

May 12, 2010	By:	/s/ Manuel B Losada
Manuel B. Losada, President, director, principal executive officer, principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manuel B Losada Manuel B. Losada	President, director, principal executive officer, principal financial and accounting officer	May 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

American Life Holding Company, Inc.

We have audited the accompanying balance sheets of American Life Holding Company, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of American Life Holding Company, Inc. as of December 31, 2009 and 2008, and the  results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company’s lack of cash, losses, negative working capital, and shareholders’ deficit raise substantial doubt about its ability to continue as a going concern.  The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ Henderson, Hutcherson & McCullough, PLLC

Chattanooga, Tennessee

May 12, 2010

American Life Holding Company, Inc.

Balance Sheet

December 31, 2009 & 2008

	December 31,
	2009	2008
ASSETS
Current assets
Cash	$—	$47,267
Total current assets	$—	$47,267

TOTAL ASSETS	$—	$47,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,203	$5
Total current liabilities	$11,203	$5

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 391,449 shares outstanding	$392	$392
Additional paid in capital	$3,082,809	$3,082,809
Accumulated deficit	$(3,094,404)	$(3,035,939)
Total stockholders' equity (deficit)	$(11,203)	$47,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$47,267

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statements of Operations

For the Years December 31, 2009 & 2008

	December 31,
	2009	2008

Interest income	$—	$21,799

Expenses:
Interest expense	—	7,770
General & administrative expense	58,197	117,126
Taxes, licenses and other	268	150

Total operating expenses	58,465	125,046

Net Income (loss)	$(58,465)	$(103,247)

Basic and diluted loss per share	$(0.15)	$(0.26)

Weighted average shares outstanding	391,449	391,449

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Changes in Stockholders' Equity

For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance 1-1-2008	391,449	$392	$3,082,809	$(2,932,692)	$150,509

Net loss				(103,247)	(103,247)

Balance 12-31- 2008	391,449	392	3,082,809	(3,035,939)	47,262

Net loss				(58,465)	(58,465)

Balance 12-31-2009	391,449	$392	$3,082,809	$(3,094,404)	$(11,203)

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Cash Flows

For the Years Ended December 31, 2009 & 2008

	December 31,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(58,465)	$(103,247)
(Increase) decrease in:
Due from Insurer	—	8,380
Accrued interest	—	1,754
Increase (decrease) in:
Payable to insurer	—	(96,825)
Accounts payable and accrued expenses	11,198	(26,852)

Net cash provided (used) by operating activities	(47,267)	(216,790)

FINANCING ACTIVITIES
Draws on (repayments of) stockholder note	—	(359,200)

Net cash used by Financing Activities	—	(359,200)

Decrease in cash and cash equivalents	(47,267)	(575,990)

Cash and cash equivalents, beginning of the period	47,267	623,257

Cash and cash equivalents, end of period	$—	$47,267

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

In 2009, the financial statements include the accounts of American Life Holding Company Inc. (“ACH”). In 2008 the financial statements include the accounts of ACH and the operations of its dissolved former subsidiary, The American LAC, Inc. (“ALAC”) for six months of the year ended December 31, 2008. All intercompany balances have been eliminated.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management all adjustments considered necessary for a fair presentation have been included. As a result of the discontinuation and dissolution of the Company’s subsidiary, the Company currently has no operations and is considered a “shell company” under Federal securities laws. The company intends to acquire assets or shares of an entity actively engaged in a business generating revenues in exchange for the Company’s securities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers cash on hand, deposits in banks, certificates of deposit and investments with original maturities of three months or less to be cash and cash equivalents.

Investments

At December 31, 2009 there were no investments. At December 31, 2008 the Company’s investments included only interest bearing cash.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the years ended December 31, 2009 and 2008 all securities convertible into common shares were anti-dilutive.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

American Life Holding Company, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet identified ongoing operations and is considered a “shell” company. The lack of cash, losses, negative working capital, and shareholders deficit raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, capital resources. Management plans to identify an industry in which to invest and begin operating within this “shell” company. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually obtain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

ASC 105, Generally Accepted Accounting Principles (“ASC105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855. Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized” Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore, are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods after June 15, 2009. The Company implemented the guidance in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05,”Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC update No. 2009-12, Fair value Measurements and Disclosures (Topic820): Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. The amendments in this update are effective for interim and annual periods after December 15, 2009. The implementation of ASC 2009-12 did not have a material effect on the Company’s financial position or results of operations.

American Life Holding Company, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfer of financial assets. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect Statement No. 166 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. Statement No. 167 is effective as of the beginning of the first annual period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material effect on its financial position or results of operations.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. The changes become effective January 1, 2011. As the Company has no such arrangements, the Company has determined that these changes will have no impact of its financial statements.

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

Interest of $0 and $27,642 was paid during the year ended December 31, 2009 and 2008, respectively. No income taxes were paid in any period presented.

NOTE 5 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instrument for which it is practicable to estimate value. Cash is carried at cost, which is a reasonable estimate of fair value.

NOTE 6 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2009	2008
Computed expected income tax benefit	$18,103	$35,104
State taxes	2,900	6,700
Valuation allowance	(21,003)	(41,408)
	$—	$—

Deferred taxes are determined between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

Management continuously estimates the realizability of its deferred tax assets based on its assessment of the sufficiency of future revenue streams. Due to the “shell” status of the Company, future revenue streams are uncertain. Additionally, the IRS imposes limitations on the use of loss carry forwards if the Company incurs a change in control.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2009 and 2008, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The 2009 tax return has not been filed or extended timely.

American Life Holding Company, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, of which 391,449 shares are issued and outstanding and 5,000,000 shares of preferred stock, par value $.001 per share, of which 250,000 shares have been designated as Series A Preferred Stock. The remaining 4,750,000 shares of preferred stock remain without designation.

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants exceeded market value as of the date of the grant, have been exercised.

Information regarding the warrants for 2009 and 2008 is as follows:

	2009		2008
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	55,500	$ 10.00	55,500	$ 10.00
Options cancelled	6,000	10.00	—	n/a
Options exercised	—	n/a	—	n/a
Options granted	—	n/a	—	n/a
Options outstanding, end of year	49,500	$ 10.00	55,500	$ 10.00
Options exercisable, end of year	49,500	$ 10.00	55,500	$ 10.00

	2009	2008

Option price range, end of year	$ 10.00	$ 10.00
Option price range, exercised shares	n/a	n/a
Options available for grant at end of year	—	—
Weighted average fair value of options granted during the year	n/a	n/a

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated events and transactions subsequent to the balance sheet date through the date of the auditor’s report (the date the financial statements were available to be issued) for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure.

NOTE 9 – RECLASSIFICATIONS

Certain line items have been reclassified from the 2008 presentation for the ease of comparison with the 2009 presentation. This has resulted in no change to the balance sheet, net income or stockholders' equity.