Form 10-Q
period 2010-03-31
AMERICAN LIFE HOLDING CO INC
filed 2010-05-13
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

(954) 840-8372

(Registrant’s telephone number, including area code)

_________________________________________

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to identify and close a business combination with an operating entity, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 appearing under Part I., Item 1. Description of Business - Risk Factors. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms “American Life Holding,” “we,” the “Company,” “our,” and “us” refers to American Life Holding Company, Inc. a Florida corporation. When used in this report, the term “American LAC” refers to our dissolved subsidiary American LAC, Inc. which was dissolved September 10, 2008.

PART 1 - FINANCIAL INFORMATION

American Life Holding Company, Inc.

Balance Sheet

As of March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,853	$11,203
Total current liabilities	11,853	11,203

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 391,450 shares outstanding	392	392
Additional paid in capital	3,082,809	3,082,809
Retained earnings (deficit)	(3,095,054)	(3,094,403)
Total stockholders' equity (deficit)	(11,853)	(11,203)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Operations

For the 3 months ended March 31, 2010 & 2009

(both unaudited)

	March 31,
	2010	2009

Interest income	$—	$—

Expenses:
Interest expense	—	—
Professional fees	650	18,131
General & administrative expense	—	256

Total operating expenses	650	18,387

Net Income (loss)	$(650)	$(18,387)

(Loss) per share	$(0.00)	$(0.05)

Weighted average shares outstanding	391,449	391,449

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Changes in Stockholders' Equity

For the 3 months ended March 31, 2010

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance 1-1-2010	391,449	$392	$3,082,809	$(3,094,404)	$(11,203)

Net loss 3 months 3-31-2010				(650)	(650)

Balance 3-31-2010	391,449	$392	$3,082,809	$(3,095,054)	$(11,853)

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Cash Flows

For the 3 months ended March 31, 2010 & 2009

(unaudited)

	March 31,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(650)	$(18,387)
Increase (decrease) in accounts payable	650	4,154

Net cash provided (used) by operating activities	—	(14,233)

Cash decrease for the period	—	(14,233)

Cash at the beginning of the period	—	47,267

Cash at March 31	$—	$33,034

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Notes to Financial Statements

March 31, 2010 & 2009 (Both unaudited)

NOTE 1 – BASIS OF PRESENTATION

In 2010 and 2009, the unaudited financial statements include the accounts of American Life Holding Company Inc. (“ACH”).

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

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the three months ended March 31, 2010 and 2009 all securities convertible into common shares were anti-dilutive.

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

American Life Holding Company, Inc.

Notes to Financial Statements

March 31, 2010 & 2009 (Both unaudited)

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

March 31, 2010 & 2009 (Both unaudited)

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

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

There was no interest expense during the three months ended March 31, 2010 and 2009. No income taxes were paid in any period presented.

NOTE 5 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2010	2009
Computed expected income tax benefit	$221	$6,252
Valuation allowance	(221)	(6,252)
	$—	$—

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2010 and 2009, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The 2009 tax return has not been filed or extended timely.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, of which 391,449 shares are issued and outstanding and 5,000,000 shares of preferred stock, par value $.001 per share, of which 250,000 shares have been designated as Series A Preferred Stock. The remaining 4,750,000 shares of preferred stock remain without designation.

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants in 2010 or the 53,850 non-employee warrants or the 1,650 employee warrants in 2009, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

American Life Holding Company, Inc.

Notes to Financial Statements

March 31, 2010 & 2009 (Both unaudited)

Information regarding the warrants for the three months ended March 31, 2010 and 2009 is as follows:

	2010		2009
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	49,500	$ 10.00	55,500	$ 10.00
Options cancelled	—	n/a	—	n/a
Options exercised	—	n/a	—	n/a
Options granted	—	n/a	—	n/a
Options outstanding, March 31	49,500	$ 10.00	55,500	$ 10.00
Options exercisable, March 31	49,500	$ 10.00	55,500	$ 10.00

	2010	2009

Option price range, March 31	$ 10.00	$ 10.00
Option price range, exercised shares	n/a	n/a
Options available for grant at end of year	—	—
Weighted average fair value of options granted during the year	n/a	n/a

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this filing for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure.

NOTE 8 – RECLASSIFICATIONS

Certain of the items have been reclassified from the 2009 presentation for ease of comparison with the 2010 presentation. This has resulted in no change to the balance sheet, net income or stockholders’ equity.

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

There were no revenues during the three months ended March 31, 2010 or during the three months ended March 31, 2009.

During the three months ended March 31, 2010 and March 31, 2009 we reported general expenses of $650 and $18,387, respectively. General expenses are costs associated with audit, legal, transfer agent, edgarizing and other professional fees associated with our reporting requirements under Federal securities laws.  These expenses are relatively consistent from period to period.  We are now considered a "shell company" under federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.  While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur accounting, audit and legal fees, and transfer agent fees associated with our reporting requirements under Federal securities laws.  We anticipate during 2010 our operating expenses will be no more than approximately $35,000. We will also incur expenses associated with our search for a suitable candidate for a business combination.  We are not able at this time to quantify the amount of such expenses, but intend to keep them to a minimum given our limited cash resources.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At March 31, 2010 we had cash on hand of $ 0 and working capital of $ 0, as compared to cash on hand of $33,034 and working capital of $28,875 at March 31, 2009.  Our former principal shareholder, Dr. Bishop, had extended us a line of credit until August 30, 2009 in the amount of $100,000 of which no amount is outstanding as of March 31, 2009. The line of credit was terminated in September 2009 in connection with Dr. Bishop’s private sale of his shares to a third party.

Shareholder advances to the Company will fund operating expenses and our search for a suitable business partner through December 31, 2010.

Net cash used in operations for the three months ended March 31, 2010 was $0. The Company’s net loss of $650 was offset by an increase of accounts payable and accrued expenses of $650.  Net cash used for the three months ended March 31, 2009 was $14,233. During the period we used cash to fund our net loss of $18,387 offset by an increase of accounts payable of $4,154.

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

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the supporting financial statement disclosure schedules independent of the preparer and (ii) adequately prepare for our prior year annual audit. Inadequate levels of accounting personnel have also caused us difficulty in filing our annual reports with the Securities and Exchange Commission within the required time frame.  Due to this material weakness, in preparing our financial statements for the year ended December 31, 2009 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of President, principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LIFE HOLDING COMPANY, INC.

By: /s/ Manuel B. Losada
Manuel B. Losada, President, Chief Financial Officer, principal executive officer and principal financial and accounting officer
Date: May 13, 2010