Form 10-Q
period 2010-06-30
AMERICAN LIFE HOLDING CO INC
filed 2010-08-20
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

____________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 391,449 shares of common stock are issued and outstanding as of August 16, 2010.

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

PART 1 - FINANCIAL INFORMATION

American Life Holding Company, Inc.

Balance Sheets

As of June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash	$100	$—
Total current assets	100	—

TOTAL ASSETS	$100	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,598	$11,203
Notes payable	16,100	—
Accrued interest	431	—
Total current liabilities	$29,129	$11,203

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 391,449 shares outstanding	392	392
Additional paid in capital	3,082,809	3,082,809
Retained earnings (deficit)	(3,112,230)	(3,094,403)
Total stockholders' equity (deficit)	(29,029)	(11,203)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$—

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statements of Operations

For the three and six months ended June 30, 2010 and 2009

(both unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest income	$—	$—	$—	$—

Expenses:
Interest expense	431	—	431	—
Professional fees	16,746	12,494	17,396	30,624
General & administrative expense	—	4	—	261

Total operating expenses	17,177	12,498	17,827	30,885

Net Income (loss)	$(17,177)	$(12,498)	$(17,827)	$(30,885)

(Loss) per share	$(0.04)	$(0.03)	$(0.05)	$(0.08)

Weighted average shares outstanding	391,449	391,449	391,449	391,449

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Changes in Stockholders' Equity

For the six months ended June 30, 2010

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance 1-1-2010	391,449	$392	$3,082,809	$(3,094,404)	$(11,203)

Net loss 6 months 6-30-2010	—	—	—	(17,826)	(17,826)

Balance 6-30-2010	391,449	$392	$3,082,809	$(3,112,230)	$(29,029)

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statements of Cash Flow

For the six months ended June 30, 2010 and 2009

(both unaudited)

	June 30,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(17,827)	$(30,885)
Increase (decrease) in accounts payable	1,396	3,247
Increase (decrease) in accrued interest	431	—
Net cash provided (used) by operating activities	(16,000)	(27,638)

Net proceeds from notes payable	16,000	—

Cash increase (decrease) for the period	100	(27,638)

Cash at the beginning of the period	—	47,267

Cash at June 30	$100	$19,629

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Notes to Financial Statements

June 30, 2010 and 2009

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

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the six months ended June 30, 2010 and 2009 all securities convertible into common shares were anti-dilutive.

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

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the six months ended June 30, 2010 and 2009. No income taxes were paid in any period presented.

NOTE 5 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2010	2009
Computed expected income tax benefit	$6,061	$10,501
Valuation allowance	(6,061)	(10,501)
	$—	$—

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six months ended June 30, 2010 and 2009, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The 2009 tax return has not been filed or extended timely.

NOTE 6 – NOTES PAYABLE

During the period from April 18, 2010 and May 22, 2010, the Company either received cash or had expenses paid on its behalf by an unrelated third party investor in the amount of $16,100. The notes payable are due on demand and bear interest at the rate of 18% per year.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, of which 391,449 shares are issued and outstanding and 5,000,000 shares of preferred stock, par value $.001 per share, of which no shares are designated.

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants in 2010 or the 49,500 non-employee warrants or the 3,000 employee warrants in 2009, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

Information regarding the warrants for the six months ended June 30, 2010 and 2009 is as follows:

	2010		2009
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$ 10.00	55,500	$ 10.00
Options/warrants cancelled	—	n/a	3,000	$ 10.00
Options/warrants exercised	—	n/a	—	n/a
Options/warrants granted	—	n/a	—	n/a
Options/warrants outstanding, June 30	49,500	$ 10.00	52,500	$ 10.00
Options/warrants exercisable, June 30	49,500	$ 10.00	52,500	$ 10.00

	2010	2009

Option/warrant price range, June 30	$ 10.00	$ 10.00
Option/warrant price range, exercised shares	n/a	n/a
Options/warrants available for grant at end of year	—	—
Weighted average fair value of options /warrants granted during the year	n/a	n/a

NOTE 8 – OTHER EVENTS

On May 27, 2010, we entered into a non-binding letter of intent as to a prospective acquisition of 100% of the capital stock of Kazore Holdings, Inc. (“Kazore Shares”) in exchange for  shares of  our common stock. The amount of ALFE shares to be issued by us in exchange for the Kazore Shares will be determined and based on the closing bid price of the ALFE Shares and the value of the Kazore Shares  on the day the audited financial statements of Kazore Holdings, Inc. are completed.   Kazore Holdings, Inc. is a wholly-owned subsidiary of Trans Global Group, Inc. (“TGGI/PK”) and is engaged in the design, development and hosting of marketing software technology through its wholly-owned subsidiary Kazore, LLC, DBA Full Spectrum Media.  Mr. Schneider, our newly appointed director is also president and director of Kazore Holdings, Inc. and former managing member of Kazore LLC. Completion of the acquisition will be contingent upon certain closing conditions including normal due diligence considerations, completion of audited financial statements for Kazore Holdings, Inc., and execution of definitive agreements by the parties on or before August 1, 2010.  There can be no assurances that an acquisition agreement or a closing will occur based on satisfaction of these conditions. In addition, the definitive agreements will provide that, subject to Nevada Revised Statutes Section 78.288, within sixty (60) days following the closing ALFE shall use its best efforts to file a registration statement with the Securities and Exchange Commission to register the ALFE Shares for distribution by TGGI to the shareholders of TGGI.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events and transactions subsequent to the balance sheet date through the date the financial statements were available to be issued for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Historically and through fiscal year ended December 31, 2007 our operations consisted of those of our dissolved subsidiary, American LAC, Inc. During the fourth quarter of fiscal 2007 we discontinued those operations and in September 2008 dissolved American LAC, and we are now considered a "shell company" under Federal securities laws. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Results of Operations

As set forth above, our historical operations consisted of those of our dissolved subsidiary American LAC, Inc. During the fourth quarter of fiscal 2007 we discontinued the operations of, and in September 2008 dissolved, our subsidiary.

There were no revenues during the six months ended June 30, 2010 or during the six months ended June 30, 2009.

During the three months ended June 30, 2010 and June 30, 2009 we reported general expenses of $17,177 and $12,498, respectively., and for the six months ended June 30, 2010 and June 30, 2009 we reported general expenses of $17,827 and $30,885, respectively. General expenses are costs associated with audit, legal, transfer agent, edgarizing and other professional fees associated with our reporting requirements under Federal securities laws. These expenses are relatively consistent from period to period. We are now considered a "shell company" under federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur accounting, audit and legal fees, and transfer agent fees associated with our reporting requirements under Federal securities laws. We anticipate during 2010 our operating expenses will be no more than approximately $35,000. We will also incur expenses associated with our search for a suitable candidate for a business combination. We are not able at this time to quantify the amount of such expenses, but intend to keep them to a minimum given our limited cash resources.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2010 we had cash on hand of $100 and working capital of $100. We anticipate that shareholder advances to the Company will fund operating expenses and our search for a suitable business partner through December 31, 2010. In April 2010, we received a loans in the amount of $2,400 and in May 2010, we received loans in the amount of $6,500, $2,200 and $5,000, from an unaffiliated third party and issued our promissory note in exchange therefor in the amount of $16,100. The promissory note is unsecured, carries an interest rate of 18% per annum and is payable upon demand. The proceeds were used for general and administrative expenses including legal, accounting, transfer agent and edgarizing fees.

Net cash used in operations for the six months ended June 30, 2010 was $16,000 compared to $27,638 for the six month ended June 30, 2009. During the period ended June 30, 2010, we used cash to fund our net loss of $17,827 offset by an increase of accounts payable of $1,396 and accrued interest of $431.

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

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

No.	Description

10.7	Promissory Note to FundTech Solutions dated May 18, 2010.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of President, principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LIFE HOLDING COMPANY, INC.

By: /s/ Manuel B. Losada
Manuel B. Losada, President, Chief Financial Officer, principal executive officer and principal financial and accounting officer
Date: August 20, 2010