Form 10-Q
period 2010-09-30
AMERICAN LIFE HOLDING CO INC
filed 2010-11-19
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 391,449 shares of common stock are issued and outstanding as of November 16, 2010.

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

PART 1 - FINANCIAL INFORMATION

American Life Holding Company, Inc.

Balance Sheets

As of September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash	$194	$—
Total current assets	194	—

TOTAL ASSETS	$194	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,183	$11,203
Notes payable	30,333	—
Accrued interest	1,468	—
Total current liabilities	$36,984	$11,203

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 391,450 shares outstanding	392	392
Additional paid in capital	3,082,809	3,082,809
Retained earnings (deficit)	(3,119,991)	(3,094,404)
Total stockholders' equity (deficit)	(36,790)	(11,203)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$194	$—

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Operations

For the three and nine months ended September 30, 2010 and 2009

(both unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest income	$—	$—	$—	$—

Expenses:
Interest expense	1,038	—	1,468	—
Professional fees	6,316	16,356	23,712	46,980
General & administrative expense	407	21	407	282

Total operating expenses	7,761	16,377	25,587	47,262

Net Income (loss)	$(7,761)	$(16,377)	$(25,587)	$(47,262)

(Loss) per share	$(0.02)	$(0.04)	$(0.07)	$(0.12)

Weighted average shares outstanding	391,449	391,449	391,449	391,449

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Changes in Stockholders' Equity

For the nine months ended September 30, 2010

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	$	Capital	Deficit	Total

Balance 1-1-2010	391,449	$392	$3,082,809	$(3,094,404)	$(11,203)

Net loss nine months 9-30-2010	—	—	—	(25,587)	(25,587)

Balance 9-30-2010	391,449	$392	$3,082,809	$(3,119,991)	$(36,790)

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Statement of Cash Flow

For the nine months ended September 30, 2010 and 2009

(both unaudited)

	September 30,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(25,587)	$(47,262)
Increase (decrease) in accounts payable	6,020	(5)
Increase (decrease) in accrued interest	1,468	—
Net cash provided (used) by operating activities	(30,139)	(47,267)

FINANCING ACTIVITIES
Net proceeds from notes payable	30,333	—
Net cash provided by financing activities	30,333	—

Cash increase (decrease) for the period	194	(47,267)

Cash at the beginning of the period	—	47,267

Cash at September 30	$194	$—

The accompanying Notes are an integral part of the Financial Statements

American Life Holding Company, Inc.

Notes to Financial Statements

September 30, 2010 and 2009

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

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the nine months ended September 30, 2010 and 2009 all securities convertible into common shares were anti-dilutive.

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

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the nine months ended September 30, 2010 and 2009. No income taxes were paid in any period presented.

NOTE 5 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2010	2009
Computed expected income tax benefit	$8,564	$16,069
Valuation allowance	(8,564)	(16,069)
	$—	$—

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine months ended September 30, 2010 and 2009, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The 2009 tax return has not been filed or extended timely.

NOTE 6 – NOTES PAYABLE

During the period from April 18, 2010 and August 24, 2010, the Company either received cash or had expenses paid on its behalf by an unrelated third party investor in the amount of $30,333. The notes payable are due on demand and bear interest at the rate of 18% per year.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, of which 391,449 shares are issued and outstanding and 5,000,000 shares of preferred stock, par value $.001 per share, of which no shares are designated.

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants in 2010 or the 49,500 non-employee warrants in 2009, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

Information regarding the warrants for the nine months ended September 30, 2010 and 2009 is as follows:

	2010		2009
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$ 10.00	55,500	$ 10.00
Options/warrants cancelled	—	n/a	6,000	$ 10.00
Options/warrants exercised	—	n/a	—	n/a
Options/warrants granted	—	n/a	—	n/a
Options/warrants outstanding, September 30	49,500	$ 10.00	49,500	$ 10.00
Options/warrants exercisable, September 30	49,500	$ 10.00	49,500	$ 10.00

	2010	2009

Option/warrant price range, September 30	$ 10.00	$ 10.00
Option/warrant price range, exercised shares	n/a	n/a
Options/warrants available for grant at end of year	—	—
Weighted average fair value of options /warrants granted during the year	n/a	n/a

NOTE 8 – FINANCIAL STATEMENTS

Certain items have been reclassified for 2009 financials in order to more properly present the information.

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

There were no revenues during the nine months ended September 30, 2010 or during the nine months ended September 30, 2009.

During the three months ended September 30, 2010 and September 30, 2009 we reported general expenses of $7,761 and $16,377, respectively, and for the nine months ended September 30, 2010 and September 30, 2009 we reported general expenses of $25,587 and $47,262, respectively. General expenses are costs associated with audit, legal, consulting, transfer agent, edgarizing and other professional fees associated with our reporting requirements under Federal securities laws. These expenses are relatively consistent from period to period. We are now considered a "shell company" under federal securities laws and our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. While we are engaged in the search for a suitable candidate for a business combination, we will continue to incur accounting, audit and legal fees, and transfer agent fees associated with our reporting requirements under Federal securities laws. We anticipate during 2010 our operating expenses while we remain a shell company will be no more than approximately $35,000 and relatively the same amount for 2011. We will also incur expenses associated with our search for a suitable candidate for a business combination. We are not able at this time to quantify the amount of such expenses, but intend to keep them to a minimum given our limited cash resources.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2010 we had cash on hand of $194 and a working capital deficit of $36,790. We anticipate that shareholder advances and or loans to the Company will fund operating expenses and our search for a suitable business partner through December 31, 2010 and into 2011. In April 2010, we received a loan in the amount of $2,400, in May 2010, we received loans in the amount of $6,500, $2,200 and $5,000, and in August 2010, we received loans in the amount of $13,733 and $500 from an unaffiliated third party and issued our promissory notes in exchange therefor in the aggregate amount of $30,333. The promissory notes are unsecured, carrie an interest rate of 18% per annum and are payable upon demand. The proceeds were used for general and administrative expenses including legal, accounting, transfer agent and edgarizing fees.

Net cash used in operations for the nine months ended September 30, 2010 was $30,139 compared to $47,267 for the nine month ended September 30, 2009. During the period ended September 30, 2010, we used cash to fund our net loss of $25,587 and accounts payable in the amount of $6,020 offset by an increase in accrued interest of $1,468.

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

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President and principal executive officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

No.	Description

10.8	Promissory Note to FundTech Solutions dated November 11, 2010.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of principal executive officer.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer.
32.1	Section 1350 Certification of President, principal executive officer and principal financial and accounting officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LIFE HOLDING COMPANY, INC.

By: /s/ Manuel B. Losada
Manuel B. Losada, President, Chief Financial Officer, principal executive officer and principal financial and accounting officer
Date: November 19, 2010