Form 10-K
period 2010-12-31
AMERICAN LIFE HOLDING CO INC
filed 2011-04-12
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-50196

AMERICAN LIFE HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Florida	52-2177342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Okin Dong Cheongro Gu
Seoul, South Korea
 (Address of principal executive offices)

8210-9406-8116
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of June 30, 2010 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $43,688.

As of April 12, 2011 our outstanding common stock consisted of 391,449 shares.

PART I

Item 1.  Business

Forward Looking Statements

Certain statements in this annual report contain forward-looking statements. These statements, identified by words such as “could”, “may”, “will”, “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, and U.S. and global competition. Most of these factors are difficult to predict accurately and are generally beyond our control.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto, and the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  Except for our ongoing obligations to disclose material information under the applicable securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

As used in this annual report, the terms "we", "us" and "our" mean American Life Holding Company, Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Business Overview

History

We were formed in Florida in May 1998 under the name B&B Capital Group, Inc. In June 2002 the shareholders of our dissolved former subsidiary, The American LAC, Inc. (formerly known as The American Life and Annuity Company, Inc.) (“American LAC”), an Arizona corporation, exchanged a total of 319,799 shares, or 100% of American LAC’s issued and outstanding common stock, for 319,799 shares of our common stock. In addition, warrants to purchase an aggregate of 11,000 shares of American LAC’s common stock held by our new management were exchanged for options to purchase a like number of shares of our common stock. Following the share exchange, in July 2002 we changed our name to American Life Holding Company, Inc.

Through American LAC, we operated as a reinsurer of single premium deferred annuity and flexible premium deferred annuity contracts for tax qualified and non-qualified investments. The annuity contracts which we reinsured were subject to discretionary surrender or withdrawal by our customers. These policies and contracts represented assumed reinsurance with Allianz Life Insurance Company of North America (“Allianz Life”) and Hannover Life Reassurance Company of America (“Hannover Life”).

Our last purchase of annuity contracts occurred in October 2001. As a result of the lack of sufficient working capital to purchase additional annuity policies or otherwise expand our operations, during 2005 our management made a determination to consider diversifying our business operations to include the possible acquisition of assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.

The initial indications in 2005 and 2006 from possible business combinations were that the continued operation of American LAC as our subsidiary hindered our ability to close such a business combination due to the regulatory requirements involving a change of control unless the business combination candidate happened to operate in the insurance industry and was therefore familiar with the requirements. Upon re-evaluation, our Board of Directors believed that the operations of American LAC continued to be a deterrent to companies that otherwise might be interested in engaging in a business combination with us. Therefore, during the fourth quarter of the fiscal year ended December 31, 2007 we began taking steps to discontinue the operations of American LAC.

On December 21, 2007, American LAC and Hannover Life entered into Amendment III Termination and Recapture Amendment (the “Hannover Amendment Agreement”) to the Annuity Retrocession Agreement which was effective October 31, 2007 pursuant to which Hannover Life paid American LAC $8,380.83, which represented the difference between the funds withheld under our original agreement with Hannover Life and the present value of all known obligations and liabilities of Hannover Life to American LAC under that agreement, and the surrender benefits equal to the surrender value of the Hannover Life policies and the present obligations and liabilities of American LAC to Hannover Life. The Hannover Amendment Agreement also provided for mutual releases for any present and future obligations of Hannover Life and American LAC arising under our original agreement with Hannover Life or the Hannover Amendment Agreement.

In addition, on December 21, 2007, American LAC and Allianz Life entered into a Recapture and Release Agreement (the “Allianz Amendment Agreement”) which was effective November 1, 2007, pursuant to which Allianz Life recaptured the Allianz Life reinsurance policies and our reinsurance agreement with Allianz Life was terminated. Under the terms of the Allianz Amendment Agreement, American LAC paid Allianz Life $296,825, which represented the difference between the funds withheld under our reinsurance agreement with Allianz Life and the present value of all known obligations and liabilities of Allianz Life to American LAC under that agreement, and the surrender benefits equal to the surrender value of the Allianz Life reinsurance policies and the present obligations and liabilities of American LAC to Allianz Life. The Allianz Amendment Agreement also provided for mutual releases for any present and future obligations of Allianz Life and American LAC arising under our reinsurance agreement with Allianz Life or the Allianz Amendment Agreement.

As a result of the foregoing, American LAC had no agreements to reinsure annuity policies or contracts. In March 2008, American LAC filed an application to terminate its insurance license with the Arizona Department of Insurance which was granted on March 27, 2008.  As a condition to the termination:

●
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

●	we guaranteed all payment for all obligations of American LAC.

In addition, American LAC requested the release of its statutory deposit in the amount of $512,000. We used $388,042 of the funds representing the statutory deposit to repay outstanding principal and interest owed to our then principal shareholder Dr. Archer W. Bishop Jr. under a line of credit.

On September 10, 2008 we dissolved American LAC, and we are now considered a "shell company". Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.

"Shell Company" Status

As a result of the discontinuation of the operations and dissolution of our former subsidiary, American LAC, we do not presently have any business or operations and are considered a "shell company” under applicable securities laws. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages we may offer as a publicly traded company. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. However, our intention is to engage in the development of mineral resources in an undefined geographic area.

At the moment, we have nominal assets and limited financial resources and our management anticipates that we may only be able to participate in one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit us to offset potential losses from one venture against gains from another. We may also seek a business opportunity with entities which have only recently commenced operations, or which wish to use the public marketplace in order to raise additional capital to expand its business into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believes that there are numerous firms seeking the perceived benefits of a publicly registered company. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and the analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Deukgyun Oh, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, who is not a professional business analyst. Mr. Oh will be the key person involved in searching, reviewing and negotiating with potential acquisition or combination candidates. We intend to concentrate on identifying preliminary prospective business opportunities through the contacts of our officers, directors and legal counsel or by our shareholders. In analyzing prospective candidate’s, we will consider such matters as their:

●	available technical, financial and managerial resources;

●	working capital and other financial requirements;

●	history of operations, if any;

●	prospects for the future;

●	nature of present and expected competition;

●	quality and experience of management services which may be available and the depth of that management;

●	potential for further research, development or exploration;

●	specific risk factors not now foreseeable but which may be anticipated to impact our proposed activities;

●	potential for growth or expansion;

●	potential for profit;

●	perceived public recognition of acceptance of products, services, or trades;

●	name identification; and

●	other relevant factors.

We will not restrict our search to any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such an acquisition. We anticipate that we will incur nominal expenses in implementing our business plan which will be funded from our current working capital.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer control us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any terms of sale of the shares presently held by our officers and directors will be also afforded to all other shareholders on similar terms and conditions. Any and all such sales will only be made in compliance with applicable securities laws.

We anticipate that any securities issued in any such reorganization would be issued in reliance upon one or more exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated the acquisition and we are no longer considered a "shell company”. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently operate without charge out of space located at 16 Okin Dong Cheongro Gu, Seoul, South Korea, donated by Deukgyun Oh, our sole executive officer and director. This space is sufficient for our foreseeable needs, and as of April 12, 2011 we had not entered into any lease agreements regarding it.

Item 3.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board and OTCQB under the trading symbol “ALFE”. Trading in stocks quoted on the OTC Bulletin Board and OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board and OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board and OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board and OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on October 17, 2003; it was deleted from the OTC Bulletin Board on February 23, 2011 and re-added on March 24, 2011. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
December 31, 2010	0.55	0.55
September 30, 2010	0.55	0.55
June 30, 2010	0.55	0.55
March 31, 2010	0.55	0.55
December 31, 2009	0.55	0.55
September 30, 2009	0.55	0.55
June 30, 2009	0.55	0.55
March 31, 2009	0.55	0.55

Holders

As of April 12, 2011 there were approximately 38 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

We have never paid cash dividends on our common stock. The payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, our capital, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired.

Equity Compensation Plans

As of April 12, 2011 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010 we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the fiscal years ended December 31, 2010 or 2009. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the fiscal year ended December 31, 2010 we incurred total expenses of $33,302, including $31,834 in general and administrative expenses and $1,468 in interest expenses. During the fiscal year ended December 31, 2009 we incurred total expenses of $58,465, including $58,197 in general and administrative expenses and $268 in taxes, licenses and other expenses. Our general and administrative expenses consisted primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

Net Loss

During the fiscal year ended December 31, 2010 we incurred a net loss of $33,302 and a net loss per share of $0.09. During the fiscal year ended December 31, 2009 we incurred a net loss of $58,465 and a net loss per share of $0.15.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2010 we had $159 in cash and total assets, $44,664 in current liabilities, a working capital deficit of $44,505 and an accumulated deficit of $3,127,706.

During the fiscal year ended December 31, 2010 we spent $30,174 on operating activities and our accrued interest and accounts payable and accrued expenses increased by $1,468 and $1,660 respectively. During the fiscal year ended December 31, 2009 we spent $47,267 on operating activities and our accounts payable and accrued interest increased by $11,198. The majority of our spending on operating activities during these years was attributable to our net loss for the periods.

We did not incur any expenditures on investing activities during the fiscal years ended December 31, 2010 or 2009.

During the fiscal year ended December 31, 2010 we received $30,333 from financing activities, all of which was in the form of proceeds from notes payable. We did not engage in any financing activities during the fiscal year ended December 31, 2009.

Our increase in cash for the year ended December 31, 2010 was $159 due to a combination of our operating and financing activities.

Our plans for the next 12 months are uncertain due to our current financial condition. However, based on our expenses for the past two fiscal years we anticipate that we will spend approximately $40,000 on general and administrative expenses. Our general and administrative expenses for the year will consist primarily fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, loans from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. In the absence of such financing, we may not be able to complete a business acquisition and we may be forced to cease our limited operations.

We also hope to obtain financing as part of any business acquisition agreement that we may ultimately negotiate. However, there is no guarantee that we will enter into a definitive acquisition agreement, and if we successfully complete an acquisition our capital requirements and business plans may change substantially.

Going Concern

Our financial statements for the fiscal year ended December 31, 2010 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our audited financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity. We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is beneficial to our shareholders. In addition, it is possible that if we enter into a business combination the structure of the transaction will not require the approval of our shareholders, and our shareholders may be forced to rely entirely upon the judgment of our management in structuring a transaction which provides some benefit to them.

We have not generated any revenues, have incurred net losses and have relied on shareholder advances to fund our operations during our two most recent fiscal years. We may not generate any revenues even if we successfully locate a suitable candidate for a business combination and complete the acquisition of its assets or shares in exchange for our securities.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our audited financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

American Life Holding Company, Inc.
Financial Statements as of December 31, 2010

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
American Life Holding Company, Inc.

We have audited the accompanying balance sheets of American Life Holding Company, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of American Life Holding Company, Inc. as of December 31, 2010 and 2009, and the  results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company’s lack of cash, losses, negative working capital, and shareholders’ deficit raise substantial doubt about its ability to continue as a going concern.  The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Henderson, Hutcherson & McCullough, PLLC

Chattanooga, Tennessee
March 31, 2011

American Life Holding Company, Inc.
Balance Sheets
 December 31, 2010 and 2009

	December 31,
	2010	2009
ASSETS
Current assets
Cash	$159	$-
Total current assets	159

TOTAL ASSETS	$159	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,863	$11,203
Accrued Interest	1,468	-
Notes payable	30,333	-
Total current liabilities	44,664	11,203

Stockholders' equity (deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 391,449 shares outstanding	392	392
Additional paid in capital	3,082,809	3,082,809
Accumulated deficit	(3,127,706)	(3,094,404)
Total stockholders' equity (deficit)	(44,505)	(11,203)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159	$-

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Statements of Operations
For the Years December 31, 2010 and 2009

	December 31,
	2010	2009
Interest income	$-	$-

Expenses:
Interest expense	1,468	-
General & administrative expense	31,834	58,197
Taxes, licenses and other		268

Total operating expenses	33,302	58,465

Net loss	$(33,302)	$(58,465)

Basic and diluted loss per share	$(0.09)	$(0.15)

Weighted average shares outstanding	391,449	391,449

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(33,302)	$(58,465)
Increase (decrease) in:
Accounts payable and accrued expenses	1,660	11,198
Accrued interest	1,468

Net cash used by operating activities	(30,174)	(47,267)

FINANCING ACTIVITIES
Proceeds from notes payable	30,333

Net cash provided by financing activities	30,333	-

Increase (decrease) in cash and cash equivalents	159	(47,267)

Cash and cash equivalents, beginning of the year	-	47,267

Cash and cash equivalents, end of year	$159	$-

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance 12-31- 2008	391,449	$392	$3,082,809	$(3,035,939)	$47,262

Net loss 2009	-	-	-	(58,465)	(58,465)

Balance 12-31-2009	391,449	392	3,082,809	(3,094,404)	(11,203)

Net loss 2010	-	-	-	(33,302)	(33,302)

Balance 12-31-2010	391,449	$392	$3,082,809	$(3,127,706)	$(44,505)

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION

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

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the years ended December 31, 2010 and 2009 all securities convertible into common shares were anti-dilutive.

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

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the company’s results of operations, financial position, or cash flow.

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the years ended December 31, 2010 and 2009. No income taxes were paid in any period presented.

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

NOTE 6 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2010	2009
Computed expected income tax benefit	$11,323	$18,103
State taxes		2,900
Valuation allowance	(11,323)	(21,003)
	$-	$-

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2010 and 2009, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

NOTE 7 – NOTES PAYABLE

During the period from April 18, 2010 to August 24, 2010, the Company either received cash or had expenses paid on its behalf by an unrelated third party investor in the amount of $30,333. The notes payable are due on demand and bear interest at the rate of 18% per year.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Information regarding the warrants for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	55,500	$10.00
Options/warrants cancelled		n/a	6,000	10.00
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, September 30	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, September 30	49,500	$10.00	49,500	$10.00

		2010	2009
Option/warrant price range, December 30		$10.00	$10.00
Option/warrant price range, exercised shares		n/a	n/a
Options/warrants available for grant at end of year		-	-
Weighted average fair value of options /warrants granted during the year		n/a	n/a

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

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on his evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the supporting financial statement disclosure schedules independent of the preparer and (ii) adequately prepare for our annual audit. Inadequate levels of accounting personnel have also caused us difficulty in filing our annual reports with the SEC within the required time frame. Due to this material weakness, in preparing our financial statements for the year ended December 31, 2010 we performed additional analysis and other post-close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. We do not expect our disclosure controls and procedures to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

Based on this assessment, our management concluded that as of December 31, 2010, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described above.

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 29, 2011, Manuel B. Losada resigned as our director. Mr. Losada’s resignation was not a result of any disagreement with us regarding our operations, policies, practices or otherwise.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of April 12, 2011.

Name	Age	Position
Deukgyun Oh	44	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Our current director will serve as such until our next annual shareholder meeting or until his successor is elected and qualified. Our executive officer holds his positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Deukgyun Oh – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Deukgyun Oh has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director since February 11, 2011.

Mr. Oh has been the Chief Executive Officer of KOKO Enterprise Co., Ltd., a Korea-based public company mainly engaged in the mineral resource development business, since March 2009. KOKO’s common stock is quoted on KOSDAQ under the trading number 039530. Mr. Oh also currently acts as the Chief Executive Officer of both CNK Mining Inc. and CNK Mining Cameroon Inc., roles that he has occupied since 2007 and 2005, respectively. From 1992 to 1999, he was the Chief Executive Officer of Haegwang Ceramic Co., Ltd., a private Korean company. Mr. Oh holds a Bachelor’s degree in Political Science and Diplomacy from Chongju University, Korea.

Other than as described above, Mr. Oh does not currently serve as a director of any other public company or any company registered as an investment company.

Significant Employees

No individual other than our sole executive officer and director makes a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

●	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

●	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Business Conduct and Ethics

Effective March 1, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our President, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

●	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our personnel are to be accorded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining our financial integrity consistent with generally accepted accounting principles and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our Board of Directors. Any failure to report such inappropriate or irregular conduct is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the SEC as an exhibit to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.

Audit Committee

In August 2002, we established an audit committee of our Board of Directors. On September 1, 2009, we decided to suspend the duties of the audit committee with the intention of evaluating its reactivation at such time as we emerge from “shell company” status and commence revenue-producing activities, since Manuel B. Losada, our former executive officer and director, was our sole director at the time and not independent by virtue of his position as our sole executive officer.

The audit committee was formed to assist our Board of Directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process; the qualifications, independence and performance of our independent auditors; the performance of our internal audit function; and our compliance with legal and regulatory requirements. The audit committee operated in accordance with a written charter adopted by the Board. We do not have an audit committee financial expert on our Board carrying out the duties of the audit committee, since the Board has determined that the cost of hiring such an expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Other Committees

Our Board of Directors has not established any other committees, including a nominating committee, a corporate governance committee or a compensation committee. Such functions, along with the functions of the audit committee, are currently carried our by our Board of Directors. Because our small size and scope of our operations, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits and could be considered more form than substance.

We have not undertaken any material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last annual report.

Item 11.  Executive Compensation

None of our directors or executive officers received any compensation from us during our last two completed fiscal years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

2002 Stock Option Plan

Our 2002 Stock Option Plan (the “Plan”) was adopted by our Board of Directors and the holders of a majority of issued and outstanding stock in August 2002. Under the plan, we have reserved an aggregate of 2,000,000 shares of common stock for issuance pursuant to options granted under the plan. As of the date of this annual report, there are no options outstanding under the Plan.

The stated purpose of the Plan is to increase our employees’, advisors’, consultants’ and non-employee directors’ proprietary interest in us, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by our Board of Directors who will determine, from time to time, those of our officers, directors, employees and consultants to whom options will be granted, the terms and provisions of the respective options, the dates such options will become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All questions relating to the administration of the Plan, and the interpretation of its provisions, are to be resolved at the sole discretion of our Board of Directors.

Options to purchase common stock may be issued under the Plan. Options granted under the Plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code, or options that do not so qualify. In addition, the Plan also allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the Plan option with shares of common stock owned by the eligible person and receive a new Plan option to purchase shares of common stock equal in number to the tendered shares. Any incentive stock option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive stock option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

The term of each Plan option and the manner in which it may be exercised is determined by our Board of Directors, provided that no Plan option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any incentive stock option granted under the Plan will not be less than the fair market value of the common stock on the date of grant, or less than 110% of fair market value on the date of grant for options granted to an eligible employee owning more than 10% of our common stock. The exercise price of non-qualified options will be determined by the Board of Directors.

The per share purchase price of shares subject to options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of options granted under the Plan. Our officers, directors, employees and consultants and those of our subsidiaries will be eligible to receive non-qualified options under the Plan. Only our officers, directors and employees and those of our subsidiaries are eligible to receive incentive stock options.

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

Our Board of Directors may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which:

●	increases the total number of shares subject to the Plan or changes the minimum purchase price thereof (except in either case in the event of adjustments due to changes in our capitalization);

●	affects outstanding Plan options or any exercise right thereunder;

●	extends the term of any Plan option beyond 10 years; or

●	extends the termination date of the Plan.

Unless the Plan has been suspended or terminated by our Board of Directors, the Plan will terminate on 10 years from the date of the Plan's adoption. Any such termination of the Plan will not affect the validity of any Plan options previously granted thereunder.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of our Board of Directors or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole participates in the consideration of executive compensation.

Compensation Committee Report

Our Board of Directors has reviewed our compensation discussion and analysis and recommended that it be included in this annual report.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.

Compensation of Directors

We do not pay fees to our directors for their attendance at meetings of our Board of Directors or of committees thereof; however, we may adopt a policy of making such payments in the future.  We will reimburse them for any out-of-pocket expenses incurred by them in connection with attending Board and committee meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 12, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 12, 2011, there were 391,449 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	C & K Mining Corporation (1) 16 Okin Dong Cheongro Gu Seoul, South Korea	312,017	79.7
	All Officers and Directors as a Group	312,017	79.7
Common Stock	Manuel B. Losada (2) 43 South Pompano Parkway Pompano Beach, FL 33069	30,000	7.7
Common Stock	Stanley P. Brown (3) 7102 Cheshire Drive Knoxville, TN 37919	45,018 (4)	10.3

(1)
C & K Mining Corporation is a company over which Deukgyun Oh, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, exercises voting and investment power.

(2)	Mr. Losada served as our President from September 1, 2009 to February 11, 2011 and our director from August 28, 2009 to March 29, 2011.

(3)	Mr. Brown served as our President, Chief Executive Officer and director from June 22, 2002 to September 30, 2004.

(4)	Includes 3,018 shares of our common stock and warrants to purchase 42,000 shares of our common stock exercisable in perpetuity at a price of $10 per share.

Changes in Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2010.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plans approved by security holders (1)	-	-	2,000,000
Plans not approved by security holders	49,500 (2)	10	-

(1)	Consists of our 2002 Stock Option Plan.

(2)
Includes warrants to purchase 49,500 shares of our common stock granted in 2002 in exchange for warrants of our dissolved former American LAC subsidiary which had been previously granted as compensation and which were outstanding at the time of the share exchange described elsewhere in this annual report. These warrants have anti-dilution protection in the event of stock splits and recapitalization and are exercisable in perpetuity.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

The OTC Bulletin Board and OTCQB on which our common stock is quoted on does not have any director independence requirements and we are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include independent directors. We do not have an independent director as defined in Marketplace Rule 5605 of The NASDAQ Stock Market, Inc., since our two directors are our current and former executive officers. Once we engage further directors and officers, we plan to scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services

Henderson Hutcherson & McCullough, PLLC served as our independent registered public accounting firm for our fiscal years ended December 31, 2010 and 2009. The following table shows the fees that were billed for our audit and other services provided by our auditors during those periods:

	Year Ended December 31, 2010 ($)	Year Ended December 31, 2009 ($)
Audit fees	7,850	7,700
Audit-related fees	-	-
Tax fees	2,000	-
All other fees	-	-
Total	9,850	7,700

Audit Fees – This category includes the audit of our annual financial statements, the review of our interim financial statements and services that are normally provided by independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or the review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees – This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to our auditors with respect to our fiscal years ended December 31, 2010 and 2009 were pre-approved by our Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as a part of this annual report.

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2011	American Life Holding Company, Inc.

	By:	/s/ Deukgyun Oh
Deukgyun Oh
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Deukgyun Oh	President, Chief Executive Officer,	April 12, 2011
Deukgyun Oh	Chief Financial Officer,
Secretary, Treasurer, Director