Form 10-Q
period 2011-03-31
AMERICAN LIFE HOLDING CO INC
filed 2011-05-17
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

_____________________________________________________
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 17, 2011 our outstanding common stock consisted of 341,449 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

American Life Holding Company, Inc.
Financial Statements as of March 31, 2011

Financial Statement Index

American Life Holding Company, Inc.
Balance Sheets
As of March 31, 2011 (unaudited) and December 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$159	$159
Total current assets	159	159

TOTAL ASSETS	$159	$159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$41,639	$12,863
Accrued interest	1,468	1,468
Notes payable	30,333	30,333
Due to stockholder	9,700	-
Total current liabilities	83,140	44,664

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 391,449 shares outstanding	392	392
Additional paid in capital	3,082,809	3,082,809
Accumulated deficit	(3,166,182)	(3,127,706)
Total stockholders' equity (deficit)	(82,981)	(44,505)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159	$159

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Statements of Operations
For the Three Months ended March 31, 2011 and 2010
(both unaudited)

	March 31,
	2011	2010
Interest income	$-	$-

Expenses:
General & administrative expense	38,476	650

Total operating expenses	38,476	650

Net loss	$(38,476)	$(650)

Basic and diluted loss per share	$(0.10)	$(0.00)

Weighted average shares outstanding	391,449	391,449

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2010	391,449	$392	$3,082,809	$(3,127,706)	$(44,505)

Net loss 3 months ending March 31, 2011	-	-	-	(38,476)	(38,476)

Balance March 31, 2011	391,449	$392	$3,082,809	$(3,166,182)	(82,981)

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(both unaudited)

	March 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(38,476)	$(650)
Increase (decrease) in:
Accounts payable and accrued expenses	28,776	650

Net cash used by operating activities	(9,700)	-

FINANCING ACTIVITIES
Proceeds from shareholder loan	9,700

Net cash provided by financing activities	9,700	-

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of the period	159	-

Cash and cash equivalents at March 31	$159	$-

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Notes to Financial Statements
March 31, 2011 and 2010 (Both unaudited)

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

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the three months ended March 31, 2011 and 2010 all securities convertible into common shares were anti-dilutive.

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

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the three months ended March 31, 2011 and 2010. No income taxes were paid in any period presented.

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

NOTE 6 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2011	2010
Computed expected income tax benefit	$13,081	$221
Valuation allowance	(13,081)	(221)
	$-	$-

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2011 and 2010, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

NOTE 7 – NOTES PAYABLE

During the period from April 18, 2010 to August 24, 2010, the Company either received cash or had expenses paid on its behalf by an unrelated third party investor in the amount of $30,333. The notes payable are due on demand and bear interest at the rate of 18% per year.

NOTE 8 – DUE TO STOCKHOLDER

This represents an advance by the majority stockholder to pay for certain professional fees and administrative expenses on behalf of the Company.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Information regarding the warrants for the three months ended March 31, 2011 and 2010 is as follows:

	2011		2010
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, March 31	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, March 31	49,500	$10.00	49,500	$10.00

		2011	2010
Option/warrant price range, March 31		$10.00	$10.00
Option/warrant price range, exercised shares		n/a	n/a
Options/warrants available for grant at end of year		-	-
Weighted average fair value of options /warrants granted during the year		n/a	n/a

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this filing for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms "we", "us" and "our" mean American Life Holding Company, Inc., unless otherwise indicated.

Forward Looking Statements

Certain statements in this quarterly report contain forward-looking statements. These statements, identified by words such as “could”, “may”, “will”, “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, and U.S. and global competition. Most of these factors are difficult to predict accurately and are generally beyond our control.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto, and the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”). Except for our ongoing obligations to disclose material information under applicable securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

All dollar amounts in this quarterly report refer to U.S. dollars unless otherwise indicated.

Business Overview

Historically and through the fourth quarter of the fiscal year ended December 31, 2007, our operations consisted of those of our dissolved former subsidiary, The American LAC, Inc. (“American LAC”), an Arizona corporation. On September 10, 2008 we dissolved American LAC, and we are now considered a "shell company" under applicable securities laws. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.

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

We may seek a business opportunity with entities which have only recently commenced operations, or which wish to use the public marketplace in order to raise additional capital to expand its business into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believes that there are numerous firms seeking the perceived benefits of a publicly registered company. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and the analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Deukgyun Oh, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, who is not a professional business analyst. Mr. Oh will be the key person involved in searching, reviewing and negotiating with potential acquisition or combination candidates. We intend to concentrate on identifying preliminary prospective business opportunities through the contacts of our officers, directors and legal counsel or by our shareholders. In analyzing prospective candidates, we will consider such matters as their:

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

We will not restrict our search to any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such an acquisition. We anticipate that we will incur nominal expenses in implementing our business plan which will be funded from our current working capital, to the extent available, or from borrowings from related parties or others.

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

We anticipate that any securities issued in any such transaction would be issued in reliance upon one or more exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated the acquisition and we are no longer considered a "shell company”. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops.

Results of Operations

The following discussion should be read in conjunction with our audited financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three months ended March 31, 2011 or 2010. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended March 31, 2011 we incurred total expenses of $38,476, all of which were general and administrative expenses. During the same period in 2010 we incurred total expenses of $650, all of which were also general and administrative expenses. Our general and administrative expenses consisted primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

Net Loss

During the three months ended March 31, 2011 we incurred a net loss of $38,476 and a net loss per share of $0.10. During the three months ended March 31, 2010 we incurred a net loss of $650 and did not experience any net loss per share.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of March 31, 2011 we had $159 in cash and total assets, $83,140 in total liabilities, a working capital deficit of $82,981 and an accumulated deficit of $3,166,182.

 During the three months ended March 31, 2011 we spent $9,700 on operating activities and our accounts payable and accrued expenses increased by $28,776. During the three months ended March 31, 2010 we spent $650 on operating activities and our accounts payable and accrued interest increased by an identical amount. The majority of our spending on operating activities during these years was attributable to our net loss for the periods.

We did not incur any expenditures on investing activities during the three months ended March 31, 2011 or 2010.

During the three months ended March 31, 2011 we received $9,700 from financing activities, all of which was in the form of shareholder loans. We did not engage in any financing activities during the three months ended March 31, 2010.

Our cash did not change during the three months ended March 31, 2011.

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

Going Concern

Our financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

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

Based on his evaluation as of the end of the period covered by this quarterly report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2011	American Life Holding Company, Inc.

	By:	/s/ Deukgyun Oh
Deukgyun Oh
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director