Form 10-Q
period 2011-06-30
AMERICAN LIFE HOLDING CO INC
filed 2011-08-15
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 15, 2011 the registant's outstanding common stock consisted of 47,341,449 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

American Life Holding Company, Inc.
Financial Statements as of June 30, 2011

Financial Statement Index

American Life Holding Company, Inc.
Balance Sheets
As of June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$159	$159
Trust account	243,766	-
Total current assets	243,925	159

TOTAL ASSETS	$243,925	$159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$35,500	$12,863
Accrued Interest	-	1,468
Notes payable	-	30,333
Due to stockholder	60,279	-
Total current liabilities	95,779	44,664

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 391,449 shares outstanding	392	392
Common stock subscriptions received	243,776	-
Additional paid in capital	3,082,809	3,082,809
Accumulated deficit	(3,178,831)	(3,127,706)
Total stockholders' equity (deficit)	148,146	(44,505)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,925	$159

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Statements of Operations
For the Three and Six Months ended June 30, 2011 and 2010
(both unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Interest income	$-	$-	$-	$-

Expenses:
General & administrative expenses	12,649	17,177	51,125	17,827

Total operating expenses	12,649	17,177	51,125	17,827

Net loss	$(12,649)	$(17,177)	$(51,125)	$(17,827)

Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.13)	$(0.05)

Weighted average shares outstanding	391,449	391,449	391,449	391,449

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(both unaudited)

	June 30,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(51,125)	$(17,827)
Increase (decrease) in:
Accounts payable and accrued expenses	21,179	1,927

Net cash used by operating activities	(29,946)	(15,900)

FINANCING ACTIVITIES
Net proceeds from notes payable	-	16,000
Payment of notes payable	(30,333)
Due to stockholder	60,279	-

Net cash provided by financing activities	29,946	16,000

Increase (decrease) in cash and cash equivalents	-	100

Cash and cash equivalents, beginning of the period	159	-

Cash and cash equivalents at June 30	$159	$100

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2011
(unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance January 1, 2011	391,449	$392	$3,082,809	$-	$(3,127,706)	$(44,505)

June 30, 2011	-	-	-	243,776	-	243,776

Net loss 6 months ending June 30, 2011	-	-	-	-	(51,125)	(51,125)

Balance June 30, 2011	391,449	$392	$3,082,809	$243,776	$(3,178,831)	$148,146

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.
Notes to Financial Statements
June 30, 2011 and 2010 (Both unaudited)

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

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740 “Income Taxes”. Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the three and six months ended June 30, 2011 and 2010 all securities convertible into common shares were anti-dilutive.

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

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the six months ended June 30, 2011 and 2010. No income taxes were paid in any period presented.

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

NOTE 6 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2011	2011
Computed expected income tax benefit	$17,382	$6,061
Valuation allowance	(17,382)	(6,061)
	$-	$-

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six months ended June 30 2011 and 2010, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

NOTE 7 – NOTES PAYABLE

During the period from April 18, 2010 to August 24, 2010, the Company either received cash or had expenses paid on its behalf by an unrelated third party investor in the amount of $30,333. The notes payable are due on demand and bear interest at the rate of 18% per year. The notes were paid in April 2011.

NOTE 8 – DUE TO STOCKHOLDER

This represents advances by the majority stockholder to pay for certain professional fees and administrative expenses on behalf of the Company.

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

Information regarding the warrants for the six months ended June 30, 2011 and 2010 s as follows:

	2011		2010
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, June 30	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, June 30	49,500	$10.00	49,500	$10.00

		2011	2010
Option/warrant price range, June 30		$10.00	$10.00
Option/warrant price range, exercised shares		n/a	n/a
Options/warrants available for grant at end of year		-	-
Weighted average fair value of options /warrants granted during the year		n/a	n/a

In July 2011, the Company completed a private placement of common stock.  At June 30, 2011, $243,766 had been received in the trust account of the Company’s attorney and is reflected in the financial statements as stock subscriptions received. In July 2011, approximately 47,000,000 shares of common stock were issued in connection with this private placement.

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

We will not restrict our search to any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. Until such time as we have successfully consummated such an acquisition, we anticipate that we will incur nominal expenses in implementing our business plan which will be funded from our current working capital, to the extent available, or from borrowings from related parties or others.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is probable that our present management and shareholders will no longer control us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any terms of sale of the shares presently held by our officers and directors will be also afforded to all other shareholders on similar terms and conditions. Any and all such sales will only be made in compliance with applicable securities laws.

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

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three or six months ended June 30, 2011 or 2010. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended June 30, 2011 we incurred total expenses of $12,649, all of which were general and administrative expenses. During the same period in 2010 we incurred total expenses of $17,177, all of which were also general and administrative expenses. Our general and administrative expenses consisted primarily of fees for audit, legal, transfer agent and edgarization services, all of which were associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

During the six months ended June 30, 2011 we incurred total expenses of $51,125, all of which were general and administrative expenses. During the same period in 2010 we incurred total expenses of $17,827, all of which were also general and administrative expenses. The $33,298 difference in our expenses between the two periods was primarily due to an increase in our legal fees associated with the change control we experienced in February 2011.

Net Loss

During the three months ended June 30, 2011 we incurred a net loss of $12,649 and a net loss per share of $0.03. During the three months ended June 30, 2010 we incurred a net loss of $17,177 and a net loss per share of $0.04.

During the six months ended June 30, 2011 we incurred a net loss of $51,125 and a net loss per share of $0.13. During the six months ended June 30, 2010 we incurred a net loss of $17,827 and a net loss per share of $0.05.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of June 30, 2011 we had $159 in cash, $243,925 and total assets, $95,779 in total liabilities, a working capital surplus of $148,146 and an accumulated deficit of $3,178,831.

During the six months ended June 30, 2011 we spent $29,946 on operating activities and our accounts payable and accrued expenses increased by $21,179. During the six months ended June 30, 2010 we spent $15,900 on operating activities and our accounts payable and accrued interest increased by $1,927. The majority of our spending on operating activities during these years was attributable to our net loss for the periods.

We did not incur any expenditures on investing activities during the six months ended June 30, 2011 or 2010.

During the six months ended June 30, 2011 we received $29,946 from financing activities, including $60,279 from our majority stockholder, which was offset to some extent by our spending of $30,333 on notes payable. During the six months ended June 30, 2010, we received $16,000 from financing activities, all of which was in the form of proceeds from notes payable.

Our cash did not change during the six months ended June 30, 2011.

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

Going Concern

Our financial statements for the period ended June 30, 2011 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2011	American Life Holding Company, Inc.

	By:	/s/ Deukgyun Oh
Deukgyun Oh
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director