Form 10-Q/A
period 2011-06-30
AMERICAN LIFE HOLDING CO INC
filed 2011-11-03
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-50196

AMERICAN LIFE HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Florida	52-2177342
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

As of August 15, 2011 the registrant’s outstanding common stock consisted of 47,341,449 shares.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of American Life Holding Company, Inc. for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

 EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase(2)
101.PRE	XBRL Taxonomy Presentation Linkbase(2)

(1)	Included as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

(2)	Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2011	American Life Holding Company, Inc.

	By:	/s/ Deukgyun Oh
Deukgyun Oh
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

4