Form 10-Q
period 2011-09-30
AMERICAN LIFE HOLDING CO INC
filed 2011-11-10
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 9, 2011 the registrant’s outstanding common stock consisted of 47,341,449 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Life Holding Company, Inc.

Financial Statements as of September 30, 2011

Financial Statement Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Statement of Changes in Stockholders’ Equity	F–4

Notes to Financial Statements	F–5

3

American Life Holding Company, Inc.

Balance Sheets

As of September 30, 2011 (unaudited) and December 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$—	$159
Trust account	101,959	—
Total current assets	101,959	159

TOTAL ASSETS	$101,959	$159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,149	$12,863
Accrued Interest	—	1,468
Notes payable	—	30,333
Due to stockholder	8,021	—
Total current liabilities	25,170	44,664

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	392
Additional paid in capital	3,284,355	3,082,809
Accumulated deficit	(3,254,958)	(3,127,706)
Total stockholders' equity (deficit)	76,789	(44,505)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,959	$159

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.

Statements of Operations

For the Three and Nine Months ended September 30, 2011 and 2010

(both unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income	$—	$—	$—	$—

Expenses:
General & administrative expense	30,405	7,761	81,531	25,587
Consulting fees	45,721	—	45,721	—

Total operating expenses	76,126	7,761	127,252	25,587

Net loss	$(76,126)	$(7,761)	$(127,252)	$(25,587)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.07)

Weighted average shares outstanding	45,347,971	391,449	15,541,632	391,449

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.

Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2011

(unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance January 1, 2011	391,449	$392	$3,082,809	$—	$(3,127,706)	$(44,505)

Stock subscriptions received	—	—	—	248,546	—	248,546

Stock issued	47,000,000	47,000	201,546	(248,546)	—	—

Net loss 9 months ending September 30, 2011	—	—	—	—	(127,252)	(127,252)

Balance September 30, 2011	47,391,449	$47,392	$3,284,355	$—	$(3,254,958)	$76,789

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(both unaudited)

	September 30,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(127,252)	$(25,587)
(Increase) decrease in trust account	(101,959)	—
Increase (decrease) in accounts payable & accrued expenses	2,818	(4,552)
Net cash from operating activities	(226,393)	(30,139)

FINANCING ACTIVITIES
Sale of 47,000,000 shares of common stock	248,546	—
Net proceeds from notes payable	—	30,333
Payment of notes payable	(30,333)	—
Due to stockholder	8,021	—
Net cash from financing activities	226,234	30,333

Increase (decrease) in cash and cash equivalents	(159)	194

Cash and cash equivalents, beginning of the period	159	—

Cash and cash equivalents at September 30	$—	$194

The accompanying notes are an integral part of the financial statements.

American Life Holding Company, Inc.

Notes to Financial Statements

September 30, 2011 and 2010 (Both unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

Income per share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the three and nine months ended September 30, 2011 and 2010 all securities convertible into common shares were anti-dilutive.

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

NOTE 4 - STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the nine months ended September 30, 2011 and 2010. No income taxes were paid in any period presented.

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

NOTE 6 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2011	2010
Computed expected income tax benefit	$43,266	$8,700
Valuation allowance	(43,266)	(8,700)
	$—	$—

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine months ended September 30 2011 and 2010, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

NOTE 7 – NOTES PAYABLE

During the period from April 18, 2010 to August 24, 2010, the Company either received cash or had expenses paid on its behalf by an unrelated third party investor in the amount of $30,333. The notes payable were due on demand and bear interest at the rate of 18% per year. The notes were paid in April 2011.

NOTE 8 – DUE TO STOCKHOLDER

This represents advances by the majority stockholder to pay for certain professional fees and administrative expenses on behalf of the Company.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, of which 47,391,449 shares are issued and outstanding and 5,000,000 shares of preferred stock, par value $.001 per share, of which no shares are designated.

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants in 2011 or the 49,500 non-employee warrants in 2010, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

Information regarding the warrants for the nine months ended September 30, 2011 and 2010 is as follows:

	2011		2010
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	—	n/a	—	n/a
Options/warrants granted	—	n/a	—	n/a
Options/warrants outstanding, Sept. 30	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, Sept. 30	49,500	$10.00	49,500	$10.00

		2011	2010
Option/warrant price range, Sept. 30		$10.00	$10.00
Option/warrant price range, exercised shares		n/a	n/a
Options/warrants available for grant at end of year		—	—
Weighted average fair value of options /warrants granted during the year		n/a	n/a

In July 2011, the Company completed a private placement of 47,000,000 common shares.

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

  available technical, financial and managerial resources;
  working capital and other financial requirements;
  history of operations, if any;
  prospects for the future;
  nature of present and expected competition;
  quality and experience of management services which may be available and the depth of that management;
  potential for further research, development or exploration;
  specific risk factors not now foreseeable but which may be anticipated to impact our proposed activities;
  potential for growth or expansion;
  potential for profit;
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

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three or nine months ended September 30, 2011 or 2010. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended September 30, 2011 we incurred total expenses of $76,126, including $30,405 in general and administrative expenses and $45,721 in consulting fees paid to evaluate certain business opportunities we are currently considering. During the same period in 2010 we incurred total expenses of $7,761, all of which were general and administrative expenses. Our general and administrative expenses consisted primarily of fees for audit, legal, transfer agent and edgarization services, all of which were associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

During the nine months ended September 30, 2011 we incurred total expenses of $127,252, of which $81,531 were general and administrative expenses and $45,721 were consulting fees. During the same period in 2010 we incurred total expenses of $25,587, all of which were general and administrative expenses. The $101,665 difference in our expenses between the two periods was primarily due to an increase in our legal fees associated with the change of control we experienced in February 2011.

Net Loss

During the three months ended September 30, 2011 we incurred a net loss of $76,126, compared a net loss per share of $7,761 during the three months ended September 30, 2010. This equates to no net loss per share for the three months ended September 30, 2011 as compared to a net loss per share of $0.02 for the same period in 2010.

During the nine months ended September 30, 2011 we incurred a net loss of $127,252 and a net loss per share of $0.01. During the nine months ended September 30, 2010 we incurred a net loss of $25,587 and a net loss per share of $0.07.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of September 30, 2011 we had $101,959 in total assets, the entire amount consisting of a trust account balance on deposit with our professional advisors, $25,170 in total liabilities, a working capital surplus of $76,789 and an accumulated deficit of $3,254,958.

During the nine months ended September 30, 2011 we spent $226,393 on operating activities and our accounts payable and accrued expenses increased by $2,818. During the nine months ended June 30, 2010 we spent $30,139 on operating activities and our accounts payable and accrued interest decreased by $4,552. The majority of our spending on operating activities for the nine months ended September 30, 2011 was attributable to costs associated with our reporting obligations under applicable securities laws, as was the case for the same period in 2010.

We did not incur any expenditures on investing activities during the nine months ended September 30, 2011 or 2010.

During the nine months ended September 30, 2011 we received $226,234 from financing activities, including $8,021 from our majority stockholder, which was offset to some extent by our spending of $30,333 on notes payable. During the nine months ended September 30, 2010, we received $30,333 from financing activities, all of which was in the form of proceeds from notes payable.

During the nine months ended September 30, 2011 our cash position decreased from $159 to $0. We also have $101,959 in trust with our professional advisors.

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

Going Concern

Our financial statements for the period ended September 30, 2011 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2011	American Life Holding Company, Inc.

	By:	/s/ Deukgyun Oh
Deukgyun Oh
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

