Form 10-K
period 2011-12-31
AMERICAN LIFE HOLDING CO INC
filed 2012-03-29
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 30, 2011 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $297,870.

As of March 28, 2012 the registrant’s outstanding common stock consisted of 47,391,449 shares.

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

As used in this annual report, the terms “we”, “us” and “our” mean American Life Holding Company, Inc., unless otherwise indicated.

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

On September 10, 2008 we dissolved American LAC, and we are now considered a “shell company”. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities.

“Shell Company” Status

As a result of the discontinuation of the operations and dissolution of our former subsidiary, American LAC, we do not presently have any business or operations and are considered a “shell company” under applicable securities laws. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages we may offer as a publicly traded company. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. However, our intention is to engage in the development of mineral resources in an undefined geographic area.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Deukgyun Oh, our President, Chief Executive Officer, Secretary, Treasurer and director, and Rakgu Kim, our Chief Financial Officer and director, neither of whom are professional business analysts. Mr. Oh will be the key person involved in searching, reviewing and negotiating with potential acquisition or combination candidates. We intend to concentrate on identifying preliminary prospective business opportunities through the contacts of our officers, directors and legal counsel or by our shareholders. In analyzing prospective candidates, we will consider such matters as their:

•	available technical, financial and managerial resources;

•	working capital and other financial requirements;

•	history of operations, if any;

•	prospects for the future;

•	nature of present and expected competition;

•	quality and experience of management services which may be available and the depth of that management;

•	potential for further research, development or exploration;

•	specific risk factors not now foreseeable but which may be anticipated to impact our proposed activities;

•	potential for growth or expansion;

•	potential for profit;

•	perceived public recognition of acceptance of products, services, or trades;

•	name identification; and

•	other relevant factors.

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

We anticipate that any securities issued in any such reorganization would be issued in reliance upon one or more exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated the acquisition and we are no longer considered a “shell company”. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate without charge out of space located at 16 Okin Dong Cheongro Gu, Seoul, South Korea, donated by Deukgyun Oh, our officer and director. This space is sufficient for our foreseeable needs, and as of March 28, 2012 we had not entered into any lease agreements regarding it.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board and OTCQB under the trading symbol “ALFE”. Trading in stocks quoted on the OTC Bulletin Board and OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
December 31, 2011	4.00	4.00
September 30, 2011	4.00	3.75
June 30, 2011	5.00	1.20
March 31, 2011	5.00	1.01
December 31, 2010	0.55	0.55
September 30, 2010	0.55	0.55
June 30, 2010	0.55	0.55
March 31, 2010	0.55	0.55

Holders

As of March 28, 2012 there were approximately 64 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011 we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

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

Results of Operations

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the fiscal years ended December 31, 2011 or 2010. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the fiscal year ended December 31, 2011 we incurred total expenses of $172,807, including $127,086 in general and administrative expenses and $45,721 in consulting fees. During the fiscal year ended December 31, 2010 we incurred total expenses of $33,302, including $31,834 in general and administrative expenses and $1,468 in interest expenses. Our general and administrative expenses consisted primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

Net Loss

During the fiscal year ended December 31, 2011 we incurred a net loss of $172,807 and a net loss per share of $0.01. During the fiscal year ended December 31, 2010 we incurred a net loss of $33,302 and a net loss per share of $0.09.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2011 we had $41,787 in cash and total assets, $9,999 in current liabilities, a working capital surplus of $31,788 and an accumulated deficit of $3,300,513.

During the fiscal year ended December 31, 2011 we spent $226,947 on operating activities and our accounts payable and accrued expenses decreased by $12,353. During the fiscal year ended December 31, 2010 we spent $30,174 on operating activities, and our accounts payable and accrued expenses increased by $3,128. The majority of our spending on operating activities during these years was attributable to our net loss for the periods.

We did not incur any expenditures on investing activities during the fiscal years ended December 31, 2011 or 2010.

During the fiscal year ended December 31, 2011 we received $226,788 from financing activities, including $249,100 from the sale of 47,000,000 shares of our common stock and $8,021 due to our majority stockholder, as offset by the payment of $30,033 and notes payable. During the fiscal year ended December 31, 2010 we received $30,333 from financing activities, all of which was in the form of proceeds from notes payable.

Our decrease in cash for the year ended December 31, 2011 was $159 due to a combination of our operating and financing activities.

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

Going Concern

Our financial statements for the fiscal year ended December 31, 2011 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our audited financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

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

Item 8. Financial Statements and Supplementary Data

American Life Holding Company, Inc.

Financial Statements as of December 31, 2011

Financial Statement Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statement of Changes in Stockholders’ Equity	F–4

Statements of Cash Flows	F–5

Notes to Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

American Life Holding Company, Inc.

We have audited the accompanying balance sheets of American Life Holding Company, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Life Holding Company, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company’s lack of cash, losses, negative working capital, and shareholders’ deficit raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Henderson, Hutcherson & McCullough, PLLC

Chattanooga, Tennessee

March 27, 2012

F-1

American Life Holding Company, Inc.

Balance Sheets

December 31, 2011 and 2010

	December 31,
	2011	2010
ASSETS
Current assets
Cash	$-	$159
Trust account	41,787	-
Total current assets	41,787	159

TOTAL ASSETS	$41,787	$159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,978	$12,863
Accrued interest	-	1,468
Notes payable	-	30,333
Due to stockholder	8,021	-
Total current liabilities	9,999	44,664

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	392
Additional paid in capital	3,284,909	3,082,809
Accumulated deficit	(3,300,513)	(3,127,706)
Total stockholders' equity (deficit)	31,788	(44,505)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,787	$159

The accompanying notes are an integral part of the financial statements.

F-2

American Life Holding Company, Inc.

Statements of Operations

For the Years ended December 31, 2011 and 2010

	December 31,
	2011	2010
Interest income	$-	$-

Expenses:
Interest expense	-	1,468
General & administrative expense	127,086	31,834
Consulting fees	45,721	-

Total operating expenses	172,807	33,302

Net loss	$(172,807)	$(33,302)

Basic and diluted loss per share	$(0.01)	$(0.09)

Weighted average shares outstanding	23,569,531	391,449

The accompanying notes are an integral part of the financial statements.

F-3

American Life Holding Company, Inc.

Statement of Changes in Stockholders' Equity

For the Years Ended December 31, 2011 and 2010

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance December 31, 2009	391,449	$392	$3,082,809	-	$(3,094,404)	$(11,203)

Net loss 2010	-	-	-	-	(33,302)	(33,302)

Balance December 31, 2010	391,449	392	3,082,809	-	(3,127,706)	(44,505)

Stock subscriptions received	-	-	-	249,100	-	249,100

Stock issued	47,000,000	47,000	202,100	(249,100)	-	-

Net loss 2011	-	-	-	-	(172,807)	(172,807)

Balance December 30, 2011	47,391,449	$47,392	$3,284,909	$-	$(3,300,513)	$31,788

The accompanying notes are an integral part of the financial statements.

F-4

American Life Holding Company, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	December 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(172,807)	$(33,302)
(Increase) decrease in trust account	(41,787)	-
Increase (decrease) in accounts payable & accrued expenses	(12,353)	3,128
Net cash from operating activities	(226,947)	(30,174)

FINANCING ACTIVITIES
Sale of 47,000,000 shares of common stock	249,100	-
Net proceeds from notes payable	-	30,333
Payment of notes payable	(30,333)	-
Due to stockholder	8,021	-
Net cash from financing activities	226,788	30,333

Increase (decrease) in cash and cash equivalents	(159)	159

Cash and cash equivalents, beginning of the year	159	-

Cash and cash equivalents, end of year	$-	$159

The accompanying notes are an integral part of the financial statements.

F-5

American Life Holding Company, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

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

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the years ended December 30, 2011 and 2010 all securities convertible into common shares were anti-dilutive.

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

F-6

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

NOTE 3 – TRUST ACCOUNT

The trust account consists of funds that were deposited into the corporate attorney’s escrow account to be used for the benefit of paying certain expenses the Company may incur. These funds were derived from proceeds received from the issuance of a 47,000,000 share private placement.

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 5 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the years ended December 31, 2011 and 2010. No income taxes were paid in any period presented.

NOTE 6 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instrument for which it is practicable to estimate value. Cash is carried at cost, which is a reasonable estimate of fair value.

NOTE 7 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2011	2010
Computed expected income tax benefit	$58,556	$11,323
Valuation allowance	(58,556)	(11,323)
	$-	$-

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31 2011 and 2010, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

NOTE 8 – NOTES PAYABLE

During the period from April 18, 2010 to August 24, 2010, the Company either received cash or had expenses paid on its behalf by an unrelated third party investor in the amount of $30,333. The notes payable were due on demand and bear interest at the rate of 18% per year. The notes were paid in April, 2011.

F-7

NOTE 9 – DUE TO STOCKHOLDER

This represents advances by the majority stockholder to pay for certain professional fees and administrative expenses on behalf of the Company.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share, of which 47,391,449 shares are issued and outstanding and 5,000,000 shares of preferred stock, $.001 par value per share, of which no shares are designated.

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants in 2011 or the 49,500 non-employee warrants in 2010, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

Information regarding the warrants for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, Dec. 31	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, Dec. 31	49,500	$10.00	49,500	$10.00

		2011	2010
Option/warrant price range, Dec. 31		$10.00	$10.00
Option/warrant price range, exercised shares		n/a	n/a
Options/warrants available for grant at end of year		-	-
Weighted average fair value of options /warrants granted during the year		n/a	n/a

In July 2011, the Company completed a private placement of 47,000,000 common shares.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this filing for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure.

F-8

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

Based on their evaluation as of the end of the period covered by this annual report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the supporting financial statement disclosure schedules independent of the preparer and (ii) adequately prepare for our annual audit. Inadequate levels of accounting personnel have also caused us difficulty in filing our annual reports with the SEC within the required time frame. Due to this material weakness, in preparing our financial statements for the year ended December 31, 2011 we performed additional analysis and other post-close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. We do not expect our disclosure controls and procedures to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on this assessment, our management concluded that as of December 31, 2011, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described above.

14

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of March 28, 2012.

Name	Age	Position
Deukgyun Oh	45	President, Chief Executive Officer, Secretary, Treasurer, Director
Rakgu Kim	40	Chief Financial Officer, Director

Our current directors will serve as such until our next annual shareholder meeting or until their successors are elected and qualified. Our executive officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Deukgyun Oh – President, Chief Executive Officer, Secretary, Treasurer, Director

Deukgyun Oh has served as our President, Chief Executive Officer, Secretary, Treasurer, and director since February 11, 2011. He also served as our Chief Financial Officer from February 11, 2011 until January 12, 2012.

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

Rakgu Kim – Chief Financial Officer, Director

Rakgu Kim has served as our Chief Financial Officer and director since January 12, 2012.

Mr. Kim has over 14 years of experience in finance and economics. Since 2010, he has held the position of Chief Investment Officer in the Strategy Planning Department of CNK Mining Co., Ltd., a Korean company in the mineral exploration and development business. From 2009 to 2010, he was the Vice President and Chief Financial Officer of NTIME Co., Ltd., a cosmetics company, and from 2007 to 2008, Mr. Kim acted as a manager in the Corporate Advisory and Finance department of Shinhan Bank, a Korean bank with more than $150 billion in assets and over 10,000 employees. From 2003 to 2007, Mr. Kim served as section chief of the Private Equity Team of the Public Officials Benefit Association of Korea.

In 1997, Mr. Kim obtained a Master’s Degree in International Business from the Hankuk University of Foreign Studies, located in Korea.

During the past five years, neither Mr. Oh nor Mr. Kim have been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

Significant Employees

No individuals other than our executive officers make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

•	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

•	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Business Conduct and Ethics

Effective March 1, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics (the “Code”) that applies to, among other persons, our President, as well as persons performing similar functions. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

Our Code requires, among other things, that all of our personnel be accorded full access to our President with respect to any matter that may arise relating to the Code. Further, all of our personnel are to be accorded full access to our Board of Directors if any such matter involves an alleged breach of the Code by our President.

In addition, the Code emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining our financial integrity consistent with generally accepted accounting principles and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our President. If the incident involves an alleged breach of the Code by our President, the incident must be reported to any member of our Board of Directors. Any failure to report such inappropriate or irregular conduct is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of the Code by another.

The Code was filed with the SEC as an exhibit to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. We will provide a copy of the Code to any person without charge, upon request.

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

The term of each Plan option and the manner in which it may be exercised is determined by our Board of Directors, provided that no Plan option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any incentive stock option granted under the Plan will not be less than the fair market value of the common stock on the date of grant, or less than 110% of fair market value on the date of grant for options granted to an eligible employee owning more than 10% of our common stock. The exercise price of non-qualified options will be determined by our Board of Directors.

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

Our Board of Directors may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which:

•	increases the total number of shares subject to the Plan or changes the minimum purchase price thereof (except in either case in the event of adjustments due to changes in our capitalization);

•	affects outstanding Plan options or any exercise right thereunder;

•	extends the term of any Plan option beyond 10 years; or

•	extends the termination date of the Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of March 28, 2012, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 28, 2012, there were 47,391,449 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	CNK Mining Corporation (1) 16 Okin Dong Cheongro Gu Seoul, South Korea	30,362,017	64.1
Common Stock	Rakgu Kim (2) 16 Okin Dong Cheongro Gu Seoul, South Korea	800,000	1.7
All Officers and Directors as a Group		31,162,017	65.8
Common Stock	Manuel B. Losada (3) 43 South Pompano Parkway Pompano Beach, FL 33069	30,000	(4)

(1)	CNK Mining Corporation is a company over which Deukgyun Oh, our President, Chief Executive Officer, Secretary, Treasurer and director, exercises voting and investment power.

(2)	Mr. Kim is our Chief Financial Officer and director.

(3)	Mr. Losada served as our President from September 1, 2009 to February 11, 2011 and our director from August 28, 2009 to March 29, 2011.

(4)	Less than 1%.

Changes in Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2011.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrantsand Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plans approved by security holders (1)	-		-	2,000,000
Plans not approved by security holders	49,500	(2)	10	-

(1)	Consists of our 2002 Stock Option Plan.

(2)	Includes warrants to purchase 49,500 shares of our common stock granted in 2002 in exchange for warrants of our dissolved former American LAC subsidiary which had been previously granted as compensation and which were outstanding at the time of the share exchange described elsewhere in this annual report. These warrants have anti-dilution protection in the event of stock splits and recapitalization and are exercisable in perpetuity.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Director Independence

The OTC Bulletin Board and OTCQB on which our common stock is quoted on do not have any director independence requirements and we are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include independent directors. We do not have an independent director as defined in Marketplace Rule 5605 of The NASDAQ Stock Market, Inc., since our two directors are our current executive officers. Once we engage further directors and officers, we plan to scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accounting Fees and Services

Henderson Hutcherson & McCullough, PLLC served as our independent registered public accounting firm for our fiscal years ended December 31, 2011 and 2010. The following table shows the fees that were billed for our audit and other services provided by our auditors during those periods:

	Year Ended December 31, 2011 ($)	Year Ended December 31, 2010 ($)
Audit fees	8,250	7,850
Audit-related fees	-	-
Tax fees	2,000	2,000
All other fees	-	-
Total	10,250	9,850

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to our auditors with respect to our fiscal years ended December 31, 2011 and 2010 were pre-approved by our Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this annual report.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2012	American Life Holding Company, Inc.

	By:	/s/ Deukgyun Oh
Deukgyun Oh
President, Chief Executive Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Deukgyun Oh	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director	March 28, 2012
Deukgyun Oh

/s/ Rakgu Kim	Chief Financial Officer, Director	March 28, 2012
Rakgu Kim

