Form 10-Q
period 2012-03-31
CNK Global Inc.
filed 2012-05-16
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-50196

CNK GLOBAL INC.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2012 the registrant’s outstanding common stock consisted of 47,341,449 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Financial Statements as of March 31, 2012

Financial Statement Index

Balance Sheets	F–1

Statements of Operations	F–2

Statement of Changes in Stockholders’ Equity	F–3

Statements of Cash Flows	F–4

Notes to Financial Statements	F–5

3

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Balance Sheets

March 31, 2012 (unaudited) and December 31, 2011

	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$-	$-
Trust account	3,826	41,787
Total current assets	3,826	41,787

TOTAL ASSETS	$3,826	$41,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,378	$1,978
Due to stockholder	38,000	8,021
Total current liabilities	44,378	9,999

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	47,392
Additional paid in capital	3,284,909	3,284,909
Accumulated deficit	(3,372,853)	(3,300,513)
Total stockholders' equity (deficit)	(40,552)	31,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,826	$41,787

The accompanying notes are an integral part of the financial statements.

F-1

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Statements of Operations

For the Three Months ended March 31, 2012 and 2011

(both unaudited)

	March 31,
	2012	2011
Income	$-	$-

Expenses:
General & administrative expense	45,360	38,476
Consulting fees	26,980	-

Total operating expenses	72,340	38,476

Net loss	$(72,340)	$(38,476)

Basic and diluted loss per share	$(0.00)	$(0.10)

Weighted average shares outstanding	47,391,449	391,449

The accompanying notes are an integral part of the financial statements.

F-2

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Statement of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2012

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2012	47,391,449	$47,392	$3,284,909	$(3,300,513)	$31,788

Net loss three months ending March 31, 2012	-	-	-	(72,340)	(72,340)

	47,391,449	$47,392	$3,284,909	$(3,372,853)	$(40,552)

The accompanying notes are an integral part of the financial statements.

F-3

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(both unaudited)

	March 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(72,340)	$(38,476)
(Increase) decrease in trust account	37,961	-
Increase (decrease) in accounts payable	4,401	28,776
Net cash from operating activities	(29,978)	(9,700)

FINANCING ACTIVITIES
Due to stockholder	29,978	9,700
Net cash from financing activities	29,978	9,700

Change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of the period	-	159

Cash and cash equivalents, end of the period	$-	$159

The accompanying notes are an integral part of the financial statements.

F-4

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Notes to Financial Statements

March 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management all adjustments considered necessary for a fair presentation have been included. As a result of the discontinuation and dissolution of the Company’s subsidiary, the Company currently has no operations and is considered a “shell” company under Federal securities laws. The company intends to acquire assets or shares of an entity actively engaged in a business generating revenues in exchange for the Company’s securities.

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

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the three months ended March 31, 2012 and 2011 all securities convertible into common shares were anti-dilutive.

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

F-5

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

NOTE 2 – TRUST ACCOUNT

The trust account consists of funds that have been deposited into the corporate attorney’s escrow account to be used for the benefit of paying certain professional fees the Company may incur. These funds were derived from proceeds received from the issuance of a 47,000,000 share private placement.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the three months ended March 31, 2012 and 2011. No income taxes were paid in any period presented.

NOTE 5 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments for which it is practicable to estimate value. Cash is carried at cost, which is a reasonable estimate of fair value.

NOTE 6 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2012	2011
Computed expected income tax benefit	$24,596	$13,081
Valuation allowance	(24,596)	(13,081)
	$-	$-

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2012 and 2011, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

F-6

NOTE 7 – DUE TO STOCKHOLDER

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

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants in 2012 or the 49,500 non-employee warrants in 2011, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

Information regarding the warrants for the three months ended March 31, 2012 and 2011 is as follows:

	2012		2011
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, Mar. 31	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, Mar. 31	49,500	$10.00	49,500	$10.00

		2012	2011
Option/warrant price range, Mar. 31		$10.00	$10.00
Option/warrant price range, exercised shares		n/a	n/a
Options/warrants available for grant at end of year		-	-
Weighted average fair value of options /warrants granted during the year		n/a	n/a

In July 2011, the Company completed a private placement of 47,000,000 common shares.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this filing for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure.

F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms "we", "us" and "our" mean CNK Global Inc., unless otherwise indicated.

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

Business Overview

Historically and through the fourth quarter of the fiscal year ended December 31, 2007, our operations consisted of those of our dissolved former subsidiary, The American LAC, Inc. (“American LAC”), an Arizona corporation. On September 10, 2008 we dissolved American LAC, and we are now considered a "shell company" under applicable securities laws. On April 16, 2012, we changed our name from American Life Holding Company, Inc. to CNK Global Inc. by filing Articles of Amendment with the Florida Department of State.

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

Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three months ended March 31, 2012 or 2011. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended March 31, 2012 we incurred total expenses of $72,340, including $45,360 in general and administrative expenses and $26,980 in consulting fees paid to evaluate certain business opportunities we are currently considering. During the same period in 2011 we incurred total expenses of $38,476, all of which were general and administrative expenses. Our general and administrative expenses consist primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

Net Loss

During the three months ended March 31, 2012 we incurred a net loss of $72,340 but we did not experience any net loss per share. During the three months ended March 31, 2011 we incurred a net loss of $38,476 and a net loss per share of $0.10.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of March 31, 2012 we had $3,826 in total assets, the entire amount consisting of a trust account balance on deposit with our professional advisors, $44,378 in total liabilities, a working capital deficit of $40,552 and an accumulated deficit of $3,372,853.

During the three months ended March 31, 2012 we spent $29,978 on operating activities and our accounts payable increased by $4,401. During the three months ended March 31, 2011 we spent $9,700 on operating activities and our accounts payable increased by $28,776. The majority of our spending on operating activities for the three months ended March 31, 2012 was attributable to costs associated with our reporting obligations under applicable securities laws and our search for a suitable candidate for a business combination, as was the case for the same period in 2011.

We did not incur any expenditures on investing activities during the three months ended March 31, 2012 or 2011.

During the three months ended March 31, 2012 we received $29,978 from financing activities, all of which was in the form of shareholder loans. During the three months ended March 31, 2011, we received $9,700 from financing activities, all of which was also in the form of shareholder loans.

During the three months ended March 31, 2012 our cash position did not change. However, our professional advisors held $3,826 in trust on our behalf as of the end of that period.

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

Going Concern

Our financial statements for the period ended March 31, 2012 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on their evaluation as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

