Form 10-Q
period 2012-06-30
CNK Global Inc.
filed 2012-08-10
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 10, 2012 the registrant’s outstanding common stock consisted of 47,341,449 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Financial Statements as of June 30, 2012

Financial Statement Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Statement of Changes in Stockholders’ Equity	F–4

Notes to Financial Statements	F–5

3

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Balance Sheets
June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011

ASSETS
Current assets
Cash	$-	$-
Trust account	98	41,787
Total current assets	98	41,787

TOTAL ASSETS	$98	$41,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,655	$1,978
Due to stockholder	38,000	8,021
Total current liabilities	47,655	9,999

Stockholders’ equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	47,392
Additional paid in capital	3,284,909	3,284,909
Accumulated deficit	(3,379,858)	(3,300,513)
Total stockholders’ equity (deficit)	(47,557)	31,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98	$41,787

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Statements of Operations

For the Three and Six Months ended June 30, 2012 and 2011

(both unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011

Income	$-	$-	$-	$-
Expenses:
General & administrative expense	6,095	12,649	73,435	51,125
Consulting fees	910	-	5,910	-

Total operating expenses	7,005	12,649	79,345	51,125

Net loss	$(7,005)	$(12,649)	$(79,345)	$(51,125)

Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.00)	$(0.13)

Weighted average shares outstanding	47,391,449	391,449	47,391,449	391,449

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2012

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2012	47,391,449	$47,392	$3,284,909	$(3,300,513)	$31,788

Net loss 6 months ending June 30, 2012	-	-	-	(79,345)	(79,345)

Balance June 30, 2012	47,391,449	$47,392	$3,284,909	$(3,379,858)	$(47,557)

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(both unaudited)

	June 30,
	2012	2011

Net loss	$(79,345)	$(51,125)

OPERATING ACTIVITIES
(Increase) decrease in trust account	41,689	-
Increase (decrease) in accounts payable	7,677	21,179

Net cash from operating activities	(29,979)	(29,946)

FINANCING ACTIVITIES
Payment of notes payable	-	(30,333)
Due to stockholder	29,979	60,279

Net cash from financing activities	29,979	29,946

Change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of the year	-	159

Cash and cash equivalents at June 30	$-	$159

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Notes to Financial Statements

June 30, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management all adjustments considered necessary for a fair presentation have been included. As a result of the discontinuation and dissolution of the Company’s subsidiary, the Company currently has no operations and is considered a “shell company” under Federal securities laws. The company intends to acquire assets or shares of an entity actively engaged in a business generating revenues in exchange for the Company’s securities. Prior to April 16, 2012, the Company’s name was American Life Holding Company, Inc. On April 16, 2012, the name was changed to CNK Global Inc.

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

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the three and six months ended June 30, 2012 and 2011 all securities convertible into common shares were anti-dilutive.

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

NOTE 2 – TRUST ACCOUNT

The trust account consists of funds that have been deposited into the corporate attorney’s escrow account to be used for the benefit of paying certain professional fees the Company may incur. These funds have been contributed by the shareholders and have been accounted for as Due to Stockholder.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the three and six months ended June 30, 2012 and 2011. No income taxes were paid in any period presented.

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

NOTE 6 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2012	2011
Computed expected income tax benefit	$26,977	$17,382
Valuation allowance	(26,977)	(17,382)
	$-	$-

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three and six months ended June 30, 2012 and 2011, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

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

Information regarding the warrants for the six months ended June 30, 2012 and 2011 is as follows:

	2012		2011
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00

Options/warrants cancelled		n/a		n/a

Options/warrants exercised	-	n/a	-	n/a

Options/warrants granted	-	n/a	-	n/a

Options/warrants outstanding, June 30	49,500	$10.00	49,500	$10.00

Options/warrants exercisable, June 30	49,500	$10.00	49,500	$10.00

		2012	2011

Option/warrant price range, June 30		$10.00	$10.00
Option/warrant price range, exercised shares		n/a	n/a
Options/warrants available for grant at end of year		-	-
Weighted average fair value of options /warrants granted during the year		n/a	n/a

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms “we”, “us” and “our” mean CNK Global Inc., unless otherwise indicated.

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

Business Overview

Historically and through the fourth quarter of the fiscal year ended December 31, 2007, our operations consisted of those of our dissolved former subsidiary, The American LAC, Inc. (“American LAC”), an Arizona corporation. On September 10, 2008 we dissolved American LAC, and we are now considered a “shell company” under applicable securities laws. On April 16, 2012, we changed our name from American Life Holding Company, Inc. to CNK Global Inc. by filing Articles of Amendment with the Florida Department of State.

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

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three or six months ended June 30, 2012 or 2011. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended June 30, 2012 we incurred total expenses of $7,005, including $6,095 in general and administrative expenses and $910 in consulting fees. During the same period in 2011 we incurred total expenses of $12,649, all of which were general and administrative expenses. Our general and administrative expenses consist primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

During the six months ended June 30, 2012 we incurred total expenses of $79,345, including $73,435 in general and administrative expenses and $5,910 in consulting fees. During the same period in 2011 we incurred total expenses of $51,125, all of which were general and administrative expenses. The $28,220 difference in our expenses between the two periods was primarily due to an increase in the fees associated with evaluating certain business opportunities we were considering.

Net Loss

During the three months ended June 30, 2012 we incurred a net loss of $7,005 but we did not experience any net loss per share. During the three months ended June 30, 2011 we incurred a net loss of $12,649 and a net loss per share of $0.03.

During the six months ended June 30, 2011 we incurred a net loss of $79,345 but we did not experience any net loss per share. During the six months ended June 30, 2011 we incurred a net loss of $51,125 and a net loss per share of $0.13.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of June 30, 2012 we had $98 in total assets, the entire amount consisting of a trust account balance on deposit with our professional advisors, $47,655 in total liabilities, a working capital deficit of $47,557 and an accumulated deficit of $3,379,858.

During the six months ended June 30, 2012 we spent $29,979 on operating activities and our accounts payable increased by $7,677. During the six months ended June 30, 2011 we spent $29,946 on operating activities and our accounts payable increased by $21,179. The majority of our spending on operating activities for the six months ended June 30, 2012 was attributable to costs associated with our reporting obligations under applicable securities laws and our search for a suitable candidate for a business combination, as was the case for the same period in 2011.

We did not incur any expenditures on investing activities during the six months ended June 30, 2012 or 2011.

During the six months ended June 30, 2012 we received $29,979 from financing activities, all of which was in the form of shareholder loans. During the six months ended June 30, 2011, we received $29,946 from financing activities, including $60,279 in the form of shareholder loans as offset by our spending of $30,333 on notes payable.

During the six months ended June 30, 2012 our cash position did not change. However, our professional advisors held $98 in trust on our behalf as of the end of that period.

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

Going Concern

Our financial statements for the period ended June 30, 2012 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2012	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

