Form 10-Q
period 2012-09-30
CNK Global Inc.
filed 2012-11-14
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 14, 2012 the registrant’s outstanding common stock consisted of 47,341,449 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Financial Statements as of September 30, 2012

Financial Statement Index

3

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Balance Sheets

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$-	$-
Trust account	478	41,787
Total current assets	478	41,787

TOTAL ASSETS	$478	$41,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,584	$1,978
Due to stockholders	54,979	8,021
Total current liabilities	56,563	9,999

Stockholders’ equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	47,392
Additional paid in capital	3,284,909	3,284,909
Accumulated deficit	(3,388,386)	(3,300,513)
Total stockholders’ equity (deficit)	(56,085)	31,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478	$41,787

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Statements of Operations

For the Three and Nine Months ended September 30, 2012 and 2011

(both unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
Income	$-	$-	$-	$-

Expenses:
General & administrative expense	8,529	30,405	81,963	81,531
Consulting fees	-	45,721	5,910	45,721

Total operating expenses	8,529	76,126	87,873	127,252

Net loss	$(8,529)	$(76,126)	$(87,873)	$(127,252)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	47,391,449	45,347,971	47,391,449	15,541,632

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2012

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2012	47,391,449	$47,392	$3,284,909	$(3,300,513)	$31,788

Net loss 9 months ending June 30, 2012	-	-	-	(87,873)	(87,873)

Balance September 30, 2012	47,391,449	$47,392	$3,284,909	$(3,388,386)	$(56,085)

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(both unaudited)

	September 30,
	2012	2011

Net loss	$(87,873)	$(127,252)

OPERATING ACTIVITIES
(Increase) decrease in trust account	41,309	(101,959)
Increase (decrease) in accounts payable	(394)	2,818

Net cash from operating activities	(46,958)	(226,393)

FINANCING ACTIVITIES
Sale of 47,000,000 shares of common stock	-	248,546
Payment of notes payable	-	(30,333)
Due to stockholder	46,958	8,021

Net cash from financing activities	46,958	226,234

Change in cash and cash equivalents	-	(159)

Cash and cash equivalents, beginning of the year	-	159

Cash and cash equivalents at September 30	$-	$-

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)

Notes to Financial Statements

September 30, 2012 and 2011

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

Income Per Share

Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the three and nine months ended September 30, 2012 and 2011 all securities convertible into common shares were anti-dilutive.

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

NOTE 4 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest was paid during the three and nine months ended September 30, 2012 and 2011. No income taxes were paid in any period presented.

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

NOTE 6 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2012	2011
Computed expected income tax benefit	$29,877)	$43,266
Valuation allowance	(29,877)	(43,266)
	$-	$-

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

NOTE 7 – UNCERTAIN TAX POSITIONS

The Company has not complied with United States (U.S.) Federal and State tax compliance requirements as it relates to filing Federal and State tax returns, Federal Report of Foreign Bank and Financial Accounts and the Information Return of a 25% Foreign-Owned U.S. Corporation for the year ending December 31, 2011. Penalties for non-compliance may be material.

There are no other known tax positions that, if challenged, would have a material effect on the financial statements for the three and nine months ended September 30, 2012 and 2011, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

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

Information regarding the warrants for the nine months ended September 30, 2012 and 2011 is as follows

	2012		2011
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a

Options/warrants exercised	-	n/a	-	n/a

Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, September 30	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, September 30	49,500	$10.00	49,500	$10.00

		2012	2011
Option/warrant price range, September 30		$10.00	$10.00
Option/warrant price range, exercised shares		n/a	n/a
Options/warrants available for grant at end of year		-	-
Weighted average fair value of options /warrants granted during the year		n/a	n/a

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

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three or nine months ended September 30, 2012 or 2011. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended September 30, 2012 we incurred total expenses of $8,529, all of which were general and administrative expenses. During the same period in 2011 we incurred total expenses of $76,126, including $30,405 in general and administrative expenses and $45,721 in consulting fees paid to evaluate certain business opportunities we were considering. Our general and administrative expenses consist primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

During the nine months ended September 30, 2012 we incurred total expenses of $87,873, including $81,963 in general and administrative expenses and $5,910 in consulting fees. During the same period in 2011 we incurred total expenses of $127,252, of which $81,531 were general and administrative expenses and $45,721 were consulting fees. The $39,379 difference in our expenses between the two periods was primarily due to a decrease in the payment of consulting fees associated with evaluating certain business opportunities we were considering.

Net Loss

During the three months ended September 30, 2012 we incurred a net loss of $8,529, whereas we incurred a net loss of $76,126 during the three months ended September 30, 2011. We did not experience any net loss per share during either of these periods.

During the nine months ended September 30, 2012 we incurred a net loss of $87,873 and a net loss per share of $0.01. During the nine months ended September 30, 2011 we incurred a net loss of $127,252 and a net loss per share of $0.01.

Our net loss during each of the foregoing periods was entirely attributable to our operating expenses for those periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of September 30, 2012 we had $478 in total assets, the entire amount consisting of a trust account balance on deposit with our professional advisors, $56,563 in total liabilities, a working capital deficit of $56,085 and an accumulated deficit of $3,388,386.

During the nine months ended September 30, 2012 we spent $46,958 on operating activities, our trust account balance decreased by $41,309 and our accounts payable decreased by $394. During the nine months ended September 30, 2011 we spent $226,393 on operating activities and our trust account balance and accounts payable increased by $101,959 and $2,818, respectively. The majority of our spending on operating activities during the nine months ended September 30, 2012 was attributable to costs associated with our reporting obligations under applicable securities laws and our search for a suitable candidate for a business combination, as was the case for the same period in 2011.

We did not incur any expenditures on investing activities during the nine months ended September 30, 2012 or 2011.

During the nine months ended September 30, 2012 we received $46,958 from financing activities, all of which was in the form of shareholder loans. During the nine months ended September 30, 2011, we received $226,234 from financing activities, including $248,546 from the sale of our common stock and $8,021 from our majority stockholder, which was offset to some extent by our spending of $30,333 on notes payable.

During the nine months ended September 30, 2012 our cash position did not change. However, our professional advisors held $478 in trust on our behalf as of the end of that period.

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

Going Concern

Our financial statements for the period ended September 30, 2012 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2012	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

