Form 10-K
period 2012-12-31
CNK Global Inc.
filed 2013-03-29
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $162,294,320.

As of March 28, 2013, the registrant’s outstanding common stock consisted of 47,391,449 shares.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

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

As used in this annual report, the terms “we”, “us” and “our” mean CNK Global Inc., unless otherwise indicated.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Deukgyun Oh, our President, Chief Executive Officer, Secretary, Treasurer and director, and Rakgu Kim, our Chief Financial Officer and director, neither of whom are professional business analysts. Mr. Oh will be the key person involved in searching, reviewing and negotiating with potential acquisition or combination candidates. We intend to concentrate on identifying preliminary prospective business opportunities through the contacts of our officers, directors and legal counsel or by our shareholders. In analyzing prospective candidates, we will consider such matters as their:

●	available technical, financial and managerial resources;

●	working capital and other financial requirements;

●	history of operations, if any;

●	prospects for the future;

●	nature of present and expected competition;

●	quality and experience of management services which may be available and the depth of that management;

●	potential for further research, development or exploration;

●	specific risk factors not now foreseeable but which may be anticipated to impact our proposed activities;

●	potential for growth or expansion;

●	potential for profit;

●	perceived public recognition of acceptance of products, services or trades;

●	name identification; and

●	other relevant factors.

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

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently operate without charge out of space located at 16 Okin Dong Cheongro Gu, Seoul, South Korea, donated by Deukgyun Oh, our officer and director. This space is sufficient for our foreseeable needs, and as of March 28, 2013 we had not entered into any lease agreements regarding it.

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

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB under the trading symbol “ALFE”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on October 17, 2003; it was deleted from the OTC Bulletin Board on February 23, 2011, re-added on March 24, 2011 and deleted again on July 23, 2012. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
December 31, 2012	10.00	10.00
September 30, 2012	10.00	10.00
June 30, 2012	10.10	10.00
March 31, 2012	10.00	4.00
December 31, 2011	4.00	4.00
September 30, 2011	4.00	3.75
June 30, 2011	5.00	1.20
March 31, 2011	5.00	0.55

Holders

As of March 28, 2013 there were approximately 64 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012 we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

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

Results of Operations

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the fiscal years ended December 31, 2012 or 2011. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the fiscal year ended December 31, 2012 we incurred total expenses of $97,147, including $91,237 in general and administrative expenses and $5,910 in consulting fees paid to evaluate certain business opportunities we were considering. During the fiscal year ended December 31, 2011 we incurred total expenses of $172,807, including $127,086 in general and administrative expenses and $45,721 in consulting fees. Our general and administrative expenses consisted primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

Net Loss

During the fiscal year ended December 31, 2012 we incurred a net loss of $91,147 and a net loss per share of $0.00. During the fiscal year ended December 31, 2011 we incurred a net loss of $172,807 and a net loss per share of $0.01.

Our net loss during each of the foregoing years was entirely attributable to our operating expenses for those years.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2012 we had $430 in total assets, the entire amount consisting of a trust account balance on deposit with our professional advisors, $65,789 in total liabilities, a working capital deficit of $65,359 and an accumulated deficit of $3,397,660.

During the fiscal year ended December 31, 2012 we spent $49,958 on operating activities, our trust account balance decreased by $41,357 and our accounts payable and accrued expenses increased by $5,832. During the fiscal year ended December 31, 2011 we spent $226,947 on operating activities and our trust account balance and accounts payable and accrued expenses increased by $41,787 and $12,353, respectively. The majority of our spending on operating activities during these years was attributable to costs associated with our reporting obligations under applicable securities laws and our search for a suitable candidate for a business combination.

We did not incur any expenditures on investing activities during the fiscal years ended December 31, 2012 or 2011.

During the fiscal year ended December 31, 2012 we received $49,958 from financing activities, all of which was in the form of shareholder loans. During the fiscal year ended December 31, 2011 we received $226,788 from financing activities, including $249,100 from the sale of our common stock and $8,021 from our majority stockholder, as offset to some extent by our spending of $30,333 on notes payable.

During the fiscal year ended December 31, 2012 our cash position did not change as a result of our operating and financing activities. However, our professional advisors held $430 in trust on our behalf as of the end of that period.

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

Going Concern

Our financial statements for the fiscal year ended December 31, 2012 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to such statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8.  Financial Statements and Supplementary Data

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Financial Statements as of December 31, 2012

Financial Statement Index

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statement of Changes in Stockholders’ Equity	F–5
Notes to Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
CNK Global Inc.

Report on the Financial Statements

We have audited the accompanying financial statements of CNK Global Inc. (formerly American Life Holding Company, Inc.), which comprise the balance sheets as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNK Global Inc. (formerly American Life Holding Company, Inc.) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the financial statements, the Company’s lack of cash, losses, negative working capital, and shareholders’ deficit raise substantial doubt about its ability to continue as a going concern.  The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Henderson, Hutcherson & McCullough, PLLC
Henderson, Hutcherson & McCullough, PLLC

Chattanooga, Tennessee
March 27, 2013

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$-	$-
Trust account	430	41,787
Total current assets	430	41,787

TOTAL ASSETS	$430	$41,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,810	$1,978
Due to stockholder	57,979	8,021
Total current liabilities	65,789	9,999

Stockholders' equity (deficit)
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	47,392
Additional paid in capital	3,284,909	3,284,909
Accumulated deficit	(3,397,660)	(3,300,513)
Total stockholders' equity (deficit)	(65,359)	31,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$430	$41,787

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Statements of Operations
For the Years Ended December 31, 2012 and 2011

	Year ended
	December 31,
	2012	2011
Income	$-	$-

Expenses:
General & administrative expense	91,237	127,086
Consulting fees	5,910	45,721

Total operating expenses	97,147	172,807

Net loss	$(97,147)	$(172,807)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	47,391,449	23,569,531

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2012 and 2011

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance December 31, 2010	391,449	$392	$3,082,809	$-	$(3,127,706)	$(44,505)

Stock subscriptions received	-	-	-	249,100	-	249,100

Stock issued	47,000,000	47,000	202,100	(249,100)	-	-

Net loss 2011	-	-	-	-	(172,807)	(172,807)

Balance December 30, 2011	47,391,449	47,392	3,284,909	-	(3,300,513)	31,788

Net loss 2012	-	-	-	-	(97,147)	(97,147)

Balance December 31, 2012	47,391,449	$47,392	$3,284,909	$-	$(3,397,660)	$(65,359)

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011

Net loss	$(97,147)	$(172,807)

OPERATING ACTIVITIES
(Increase) decrease in trust account	41,357	(41,787)
Increase (decrease) in accounts payable	5,832	(12,353)

Net cash from operating activities	(49,958)	(226,947)

FINANCING ACTIVITIES
Sale of 47,000,000 shares of common stock	-	249,100
Payment of notes payable	-	(30,333)
Due to stockholder	49,958	8,021

Net cash from financing activities	49,958	226,788

Change in cash and cash equivalents	-	(159)

Cash and cash equivalents, beginning of the year	-	159

Cash and cash equivalents, end of the year	$-	$-

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Notes to Financial Statements
December 31, 2012 and 2011

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

Income Per Share

Basic income per share is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the years ended December 31, 2012 and 2011 all securities convertible into common shares were anti-dilutive.

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

NOTE 3 – TRUST ACCOUNT

The trust account consists of funds that have been deposited into the corporate attorney’s escrow account to be used for the benefit of paying certain professional fees the Company may incur. These funds have been contributed by the stockholders and have been accounted for as Due to Stockholder.

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 5 – STATEMENT OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

No interest or income taxes were paid during the years ended December 31, 2012 and 2011.

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

NOTE 7 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2012	2011
Computed expected income tax benefit	$33,030	$58,754
Valuation allowance	(33,030)	(58,754)
	$-	$-

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

NOTE 8 – UNCERTAIN TAX POSITIONS

The Company has not complied with United States (U.S.) Federal and State tax compliance requirements as it relates to filing Federal and State tax returns, Federal Report of Foreign Bank and Financial Accounts and the Information Return of a 25% Foreign-Owned U.S. Corporation for the year ending December 31, 2011. Penalties for non-compliance may be material.

There are no other known tax positions that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2012 and 2011, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

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

Information regarding the warrants for the years  ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, December 31	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, December 31	49,500	$10.00	49,500	$10.00

	2012	2011
Option/warrant price range, December 31	$10.00	$10.00
Option/warrant price range, exercised shares	n/a	n/a
Options/warrants available for grant at end of year	-	-
Weighted average fair value of options /warrants granted during the year	n/a	n/a

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We have no independent directors and no audit committee. We do not have a policy on fraud.  A whistleblower policy is not necessary given our small size.

2.	Management override of existing controls is possible given that our only directors are also our officers and we have no other personnel.

3.
We do not have a system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

These control deficiencies resulted in a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis by our internal control. Our management is currently evaluating remediation plans for such control deficiencies and given our status as a “shell company”, will implement changes as time and financial resources allow.

Based on this assessment, our management concluded that as of December 31, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial statements.

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of March 28, 2013.

Name	Age	Position
Deukgyun Oh	46	President, Chief Executive Officer, Secretary, Treasurer, Director
Rakgu Kim	41	Chief Financial Officer, Director

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Business Conduct and Ethics

Effective March 1, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics (the “Code”) that applies to, among other persons, our President, as well as persons performing similar functions. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

●	accountability for adherence to the Code.

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

2002 Stock Option Plan

Our 2002 Stock Option Plan (the “Plan”) was adopted by our Board of Directors and the holders of a majority of issued and outstanding stock in August 2002. Under the Plan, we reserved an aggregate of 2,000,000 shares of common stock for issuance pursuant to options granted under the Plan. The Plan terminated automatically on August 30, 2012, and as of the date of this annual report, there are no options outstanding under the Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of March 28, 2013, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 28, 2013, there were 47,391,449 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	CNK Mining Corporation (1) 16 Okin Dong Cheongro Gu Seoul, South Korea	30,362,017	64.1
Common Stock	Rakgu Kim (2) 16 Okin Dong Cheongro Gu Seoul, South Korea	800,000	1.7
All Officers and Directors as a Group		31,162,017	65.8

(1)	CNK Mining Corporation is a company over which Deukgyun Oh, our President, Chief Executive Officer, Secretary, Treasurer and director, exercises voting and investment power.

(2)	Mr. Kim is our Chief Financial Officer and director.

(3)	Less than 1%.

Changes in Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plans approved by security holders	-	-	-
Plans not approved by security holders	49,500 (1)	10	-

(1)
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

Director Independence

The OTCQB on which our common stock is quoted does not have any director independence requirements and we are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include independent directors. We do not have an independent director as defined in Marketplace Rule 5605 of The NASDAQ Stock Market, Inc., since our two directors are our current executive officers. Once we engage further directors and officers, we plan to scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services

Henderson Hutcherson & McCullough, PLLC served as our independent registered public accounting firm for our fiscal years ended December 31, 2012 and 2011. The following table shows the fees that were billed for our audit and other services provided by our auditors during those periods:

	Year Ended December 31, 2012 ($)	Year Ended December 31, 2011 ($)
Audit fees	8,250	8,250
Audit-related fees	-	-
Tax fees	-	2,000
All other fees	345	-
Total	8,595	10,250

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to our auditors with respect to our fiscal years ended December 31, 2012 and 2011 were pre-approved by our Board of Directors.

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

Date: March 28, 2013	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Deukgyun Oh	President, Chief Executive Officer,	March 28, 2013
Deukgyun Oh	Chief Financial Officer, Secretary, Treasurer, Director

/s/ Rakgu Kim	Chief Financial Officer, Director	March 28, 2013
Rakgu Kim