Form 10-K/A
period 2012-12-31
CNK Global Inc.
filed 2013-05-01
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

None

EXPLANATORY NOTE

This sole purpose of this Amendment No. 1 to the annual report on Form 10-K (the “Form 10-K”) of CNK Global Inc. for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 28, 2013, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any related disclosures made in the Form 10-K.

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

2

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Presentation Linkbase (2)

(1)	Included as an exhibit to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 28, 2013.

(2)	Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 01, 2013	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Deukgyun Oh	President, Chief Executive Officer, Chief Financial Officer,	May 01, 2013
Deukgyun Oh	Secretary, Treasurer, Director

/s/ Rakgu Kim	Chief Financial Officer, Director	May 01, 2013
Rakgu Kim

4