Form 10-K/A
period 2012-12-31
CNK Global Inc.
filed 2013-05-08
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

This sole purpose of this Amendment No. 2 to the annual report on Form 10-K (the “Form 10-K”) of CNK Global Inc. for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 28, 2013, is to refile “Item 8.  Financial Statements and Supplementary Data” in its entirety to include an amended report of the registrant’s independent registered public accounting firm that corrects certain formatting issues in the original report.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any related disclosures made in the Form 10-K.

1

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

2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
CNK Global Inc.

We have audited the accompanying balance sheets of CNK Global Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Presentation Linkbase (1)

(1)
Included as an exhibit to Amendment No. 1 to the registrant’s annual report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on May 1, 2013.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2013	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Deukgyun Oh	President, Chief Executive Officer,	May 8, 2013
Deukgyun Oh	Chief Financial Officer, Secretary, Treasurer, Director

/s/ Rakgu Kim	Chief Financial Officer, Director	May 8, 2013
Rakgu Kim

4