Form 10-Q
period 2013-03-31
CNK Global Inc.
filed 2013-05-15
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 15, 2013 the registrant’s outstanding common stock consisted of 47,341,449 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Financial Statements as of March 31, 2013

Financial Statement Index

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Balance Sheets
March 31, 2013 (unaudited) and December 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$	$-
Trust account	271	430
Total current assets	271	430

TOTAL ASSETS	$271	$430

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$10,581	$7,810
Due to stockholder	64,957	57,979
Total current liabilities	75,538	65,789

Stockholders' deficit
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	47,392
Additional paid in capital	3,284,909	3,284,909
Accumulated deficit	(3,407,568)	(3,397,660)
Total stockholders' deficit	(75,267)	(65,359)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$271	$430

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Statements of Operations
For the Three Months ended March 31, 2013 and 2012
(both unaudited)

	March 31,
	2013	2012
Income	$-	$-

Expenses:
General & administrative expense	9,908	45,360
Consulting fees		26,980

Total operating expenses	9,908	72,340

Net loss	$(9,908)	$(72,340)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	47,391,449	47,391,449

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
 (both unaudited)

	March 31,
	2013	2012

Net loss	$(9,908)	$(72,340)

OPERATING ACTIVITIES
(Increase) decrease in trust account	158	37,961
Increase (decrease) in accounts payable	2,771	4,401

Net cash from operating activities	(6,979)	(29,978)

FINANCING ACTIVITIES
Due to stockholder	6,979	29,978

Net cash from financing activities	6,979	29,978

Change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of the period	-	-

Cash and cash equivalents, end of the period	$-	$-

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2013
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2013	47,391,449	$47,392	$3,284,909	$(3,397,660)	$(65,359)

Net loss three months ending March 31, 2013				(9,908)	(9,908)

	47,391,449	$47,392	$3,284,909	$(3,407,568)	$(75,267)

The accompanying notes are an integral part of the financial statements.

CNK Global Inc. (formerly American Life Holding Company, Inc.)
Notes to Financial Statements
March 31, 2013 & 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management all adjustments considered necessary for a fair presentation have been included. As a result of the discontinuation and dissolution of the Company’s subsidiary, the Company currently has no operations and is considered a “shell company” under Federal securities laws. The company intends to acquire assets or shares of an entity actively engaged in a business generating revenues in exchange for the Company’s securities. Prior to April 16, 2012, the Company’s name was American Life Holding Company, Inc. On April 16, 2012 the name was changed to CNK Global Inc.

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

Income Per Share

Basic income per share is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the three months ended March 31, 2013 and 2012 all securities convertible into common shares were anti-dilutive.

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

No interest or income taxes were paid during the three month ended March 31, 2013 and 2012.

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

NOTE 7 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2013	2012
Computed expected income tax benefit	$3,368	$24,596
Valuation allowance	(3,368)	(24,596)
	$-	$-

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

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants in 2013 or the 49,500 non-employee warrants in 2012, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

Information regarding the warrants for the three months ended March 31, 2013 and 2012 is as follows:

	2013		2012
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, March 31	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, March 31	49,500	$10.00	49,500	$10.00

	2013	2012
Option/warrant price range, March 31	$10.00	$10.00
Option/warrant price range, exercised shares	n/a	n/a
Options/warrants available for grant at end of year	-	-
Weighted average fair value of options /warrants granted during the year	n/a	n/a

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

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three months ended March 31, 2013 or 2012. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended March 31, 2013 we incurred total expenses of $9,908, all of which were general and administrative expenses. During the same period in 2012 we incurred total expenses of $72,340, including $45,360 in general and administrative expenses and $26,980 in consulting fees paid to evaluate certain business opportunities we were considering. Our general and administrative expenses consist primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

Net Loss

During the three months ended March 31, 2013 we incurred a net loss of $9,908, whereas we incurred a net loss of $72,340 during the three months ended March 31, 2012. We did not experience any net loss per share during either of those periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of March 31, 2013 we had $271 in total assets, the entire amount consisting of a trust account balance on deposit with our professional advisors, $75,538 in total liabilities, a working capital deficit of $75,267 and an accumulated deficit of $3,407,568.

During the three months ended March 31, 2013 we spent $6,979 on operating activities, our trust account balance decreased by $158 and our accounts payable increased by $2,771. During the three months ended March 31, 2012 we spent $29,978 on operating activities, our trust account balance decreased by $37,961 and our accounts payable increased by $4,401. The majority of our spending on operating activities for the three months ended March 31, 2013 was attributable to costs associated with our reporting obligations under applicable securities laws and our search for a suitable candidate for a business combination, as was the case for the same period in 2012.

We did not incur any expenditures on investing activities during the three months ended March 31, 2013 or 2012.

During the three months ended March 31, 2013 we received $6,979 from financing activities, all of which was in the form of shareholder loans. During the three months ended March 31, 2012, we received $29,978 from financing activities, all of which was also in the form of shareholder loans.

During the three months ended March 31, 2013 our cash position did not change. However, our professional advisors held $271 in trust on our behalf as of the end of that period.

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

Going Concern

Our financial statements for the period ended March 31, 2013 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2013	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director