Form 10-Q
period 2013-09-30
CNK Global Inc.
filed 2013-11-14
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 14, 2013 the registrant’s outstanding common stock consisted of 47,391,449 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNK Global Inc.

Financial Statements as of September 30, 2013

Financial Statement Index

3

CNK Global Inc.

Balance Sheets

September 30, 2013 (unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$-	$-
Trust account	-	430
Total current assets	-	430

TOTAL ASSETS	$-	$430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,860	$7,810
Due to stockholder	77,236	57,979
Total current liabilities	87,096	65,789

Stockholders’ deficit
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	47,392
Additional paid in capital	3,284,909	3,284,909
Accumulated deficit	(3,419,397)	(3,397,660)
Total stockholders’ deficit	(87,096)	(65,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$430

The accompanying notes are an integral part of the financial statements.

CNK Global Inc.

Statements of Operations

For the Three and Nine Months ended September 30, 2013 and 2012

(both unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Income	$-	$-	$-	$-

Expenses:
General & administrative expense	6,622	8,529	21,563	81,963
Interest	-	-	174	-
Consulting fees	-	-	-	5,910

Total operating expenses	6,622	8,529	21,737	87,873

Net loss	$(6,622)	$(8,529)	$(21,737)	$(87,873)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	47,391,449	47,391,449	47,391,449	47,391,449

The accompanying notes are an integral part of the financial statements.

CNK Global Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(both unaudited)

	September 30,
	2013	2012

Net loss	$(21,737)	$(87,873)

OPERATING ACTIVITIES
(Increase) decrease in trust account	430	41,309
Increase (decrease) in accounts payable	2,050	(394)

Net cash from operating activities	(19,257)	(46,958)

FINANCING ACTIVITIES
Due to stockholder	19,257	46,958

Net cash from financing activities	19,257	46,958

Change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of the year	-	-

Cash and cash equivalents at September 30	$-	$-

The accompanying notes are an integral part of the financial statements.

F-3

CNK Global Inc.

Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2013

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2013	47,391,449	$47,392	$3,284,909	$(3,397,660)	$(65,359)

Net loss nine months ending September 30, 2013				(21,737)	(21,737)

	47,391,449	$47,392	$3,284,909	$(3,419,397)	$(87,096)

The accompanying notes are an integral part of the financial statements.

CNK Global Inc.

Notes to Financial Statements

September 30, 2013 & 2012

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

Income Per Share

Basic income per share is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the nine months ended September 30, 2013 and 2012 all securities convertible into common shares were anti-dilutive.

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

There was no interest or taxes paid during the nine months ended September 30, 2013 and 2012.

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

NOTE 7 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2013	2012
Computed expected income tax benefit	$7,391	$29,877
Valuation allowance	(7,391)	(29,877)
	$-	$-

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

NOTE 8 – UNCERTAIN TAX POSITIONS

The Company has not complied with United States (U.S.) Federal and State tax compliance requirements as it relates to filing Federal and State tax returns, Federal Report of Foreign Bank and Financial Accounts and the Information Return of a 25% Foreign-Owned U.S. Corporation for the year ending December 31, 2011 and 2012. Penalties for non-compliance may be material.

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

Information regarding the warrants for the nine months ended September 30, 2013 and 2012 is as follows:

	2013		2012
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, September 30	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, September 30	49,500	$10.00	49,500	$10.00

	2013	2012
Option/warrant price range, September 30	$10.00	$10.00
Option/warrant price range, exercised shares	n/a	n/a
Options/warrants available for grant at end of year	-	-
Weighted average fair value of options /warrants granted during the year	n/a	n/a

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

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three or nine months ended September 30, 2013 or 2012. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended September 30, 2013 we incurred total expenses of $6,622, all of which were general and administrative expenses. During the same period in 2012 we incurred total expenses of $8,529, all of which were also general and administrative expenses. Our general and administrative expenses consist primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

During the nine months ended September 30, 2013 we incurred total expenses of $21,737, including $21,563 in general and administrative expenses and $174 in interest expenses. During the same period in 2012 we incurred total expenses of $87,873, including $81,963 in general and administrative expenses and $5,910 in consulting fees paid to evaluate certain business opportunities we were considering. The $66,136 difference in our expenses between the two periods was primarily due to a decrease in the fees associated with evaluating the business opportunities described above.

Net Loss

During the three months ended September 30, 2013 we incurred a net loss of $6,622, whereas we incurred a net loss of $8,529 during the three months ended September 30, 2012. We did not experience any net loss per share during either of these periods.

During the nine months ended September 30, 2013 we incurred a net loss of $21,737 whereas we incurred a net loss of $87,873 during the nine months ended September 30, 2012. We also did not experience any net loss per share during either of these periods.

Our net loss during each of the foregoing periods was entirely attributable to our operating expenses for those periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of September 30, 2013 we had no assets, $87,096 in total liabilities, a working capital deficit of $87,096 and an accumulated deficit of $3,419,397.

During the nine months ended September 30, 2013 we spent $19,257 on operating activities, our trust account balance decreased by $430 and our accounts payable increased by $2,050. During the nine months ended September 30, 2012 we spent $46,958 on operating activities, our trust account balance decreased by $41,309 and our accounts payable decreased by $394. The majority of our spending on operating activities during the nine months ended September 30, 2013 was attributable to costs associated with our reporting obligations under applicable securities laws and our search for a suitable candidate for a business combination, as was the case for the same period in 2012.

We did not incur any expenditures on investing activities during the nine months ended September 30, 2013 or 2012.

During the nine months ended September 30, 2013 we received $19,257 from financing activities, all of which was in the form of shareholder loans. During the nine months ended September 30, 2012, we received $46,958 from financing activities, all of which was also in the form of shareholder loans.

During the nine months ended September 30, 2013 our cash position did not change. However, the amount held in trust on our behalf by our professional advisors decreased by $430.

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

Going Concern

Our financial statements for the period ended September 30, 2013 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

* Filed Herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

