Form 10-K/A
period 2012-12-31
CNK Global Inc.
filed 2014-03-28
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-50196

CNK GLOBAL INC.
(Exact name of registrant as specified in its charter)

Florida	52-2177342
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $86,016.

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

This sole purpose of this Amendment No. 3 to the annual report on Form 10-K of CNK Global Inc. for the year ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013, as amended by Amendment No. 1 to the Form 10-K filed with the SEC on May 1, 2013 and Amendment No. 2 to the Form 10-K filed with the SEC on May 8, 2013, is to correct the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as disclosed on the cover page of the Form 10-K and each of the foregoing amendments.

No other changes have been made to the Form 10-K. This Amendment No. 3 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any related disclosures made in the Form 10-K except to the extent that such disclosures were modified or updated in the foregoing amendments.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Presentation Linkbase (1)

(1)	Included as an exhibit to Amendment No. 1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on May 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2014	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Deukgyun Oh	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director	March 28, 2014
Deukgyun Oh

/s/ Rakgu Kim	Chief Financial Officer, Director	March 28, 2014
Rakgu Kim