Form 10-K
period 2013-12-31
CNK Global Inc.
filed 2014-04-02
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  [  ]  Accelerated filer  [  ]  Non-accelerated filer  [  ]  Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $86,016.

As of April 2, 2014, the registrant’s outstanding common stock consisted of 47,391,449 shares.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate without charge out of space located at 16 Okin Dong Cheongro Gu, Seoul, South Korea, donated by Deukgyun Oh, our officer and director. This space is sufficient for our foreseeable needs, and as of April 2, 2014 we had not entered into any lease agreements regarding it.

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

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
December 31, 2013	2.05	0.17
September 30, 2013	10.00	0.17
June 30, 2013	10.00	10.00
March 31, 2013	10.00	10.00
December 31, 2012	10.00	10.00
September 30, 2012	10.00	10.00
June 30, 2012	10.10	10.00
March 31, 2012	10.00	4.00

Holders

As of April 2, 2014 there were approximately 64 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013 we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

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

Results of Operations

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the fiscal years ended December 31, 2013 or 2012. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the fiscal year ended December 31, 2013 we incurred total expenses of $28,808, all of which were general and administrative expenses. During the fiscal year ended December 31, 2012 we incurred total expenses of $97,147, including $91,237 in general and administrative expenses and $5,910 in consulting fees paid to evaluate certain business opportunities we were considering. Our general and administrative expenses consisted primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

Net Loss

During the fiscal year ended December 31, 2013 we incurred a net loss of $28,808 and a net loss per share of $0.00. During the fiscal year ended December 31, 2012 we incurred a net loss of $91,147 and a net loss per share of $0.00.

Our net loss during each of the foregoing years was entirely attributable to our operating expenses for those years.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2013 we had $1,669 in total assets, the entire amount consisting of a trust account balance on deposit with our professional advisors, $95,836 in total liabilities, a working capital deficit of $94,167 and an accumulated deficit of $3,426,468.

During the fiscal year ended December 31, 2013 we spent $31,774 on operating activities, our trust account balance increased by $1,239 and our accounts payable and accrued expenses decreased by $1,727. During the fiscal year ended December 31, 2012 we spent $49,958 on operating activities, our trust account balance decreased by $41,357 and our accounts payable and accrued expenses increased by $5,832. The majority of our spending on operating activities during these years was attributable to costs associated with our reporting obligations under applicable securities laws and our search for a suitable candidate for a business combination.

We did not incur any expenditures on investing activities during the fiscal years ended December 31, 2013 or 2012.

During the fiscal year ended December 31, 2013 we received $31,774 from financing activities, all of which was in the form of shareholder loans. During the fiscal year ended December 31, 2012 we received $49,958 from financing activities, all of which was also in the form of shareholder loans.

During the fiscal year ended December 31, 2013 our cash position did not change as a result of our operating and financing activities. However, our professional advisors held $1,669 in trust on our behalf as of the end of that period.

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

Going Concern

Our financial statements for the fiscal year ended December 31, 2013 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to such statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CNK Global Inc.

Financial Statements as of December 31, 2013

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CNK Global Inc.

We have audited the accompanying balance sheets of CNK Global Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNK Global Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of cash, losses, negative working capital, and shareholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Henderson, Hutcherson & McCullough, PLLC

Chattanooga, Tennessee
March 27, 2014

F-1

CNK Global Inc.

Balance Sheets

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash in trust account	1,669	430
Total current assets	1,669	430

TOTAL ASSETS	$1,669	$430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$6,083	$7,810
Due to stockholder	89,753	57,979
Total current liabilities	95,836	65,789

Stockholders’ deficit
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	47,392
Additional paid in capital	3,284,909	3,284,909
Accumulated deficit	(3,426,468)	(3,397,660)
Total stockholders’ deficit	(94,167)	(65,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,669	$430

The accompanying notes are an integral part of the financial statements.

F-2

CNK Global Inc.

Statements of Operations

For the Years ended December 31, 2013 and 2012

	Year ended
	December 31,
	2013	2012
Income	$-	$-

Expenses:
General & administrative expense	28,808	91,237
Consulting fees	-	5,910

Total operating expenses	28,808	97,147

Net loss	$(28,808)	$(97,147)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	47,391,449	47,391,449

The accompanying notes are an integral part of the financial statements.

F-3

CNK Global Inc.

Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2011	47,391,449	$47,392	$3,284,909	$(3,300,513)	$31,788

Net loss 2012	-	-	-	(97,147)	(97,147)

Balance January 1, 2012	47,391,449	47,392	3,284,909	(3,397,660)	(65,359)

Net loss 2013	-	-	-	(28,808)	(28,808)

Balance December 31, 2013	47,391,449	$47,392	$3,284,909	$(3,426,468)	$(94,167)

The accompanying notes are an integral part of the financial statements.

F-4

CNK Global Inc.

Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	December 31,
	2013	2012

Net loss	$(28,808)	$(97,147)

OPERATING ACTIVITIES
(Increase) decrease in trust account	(1,239)	41,357
Increase (decrease) in accounts payable	(1,727)	5,832

Net cash from operating activities	(31,774)	(49,958)

FINANCING ACTIVITIES
Due to stockholder	31,774	49,958

Net cash from financing activities	31,774	49,958

Change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of the year	-	-

Cash and cash equivalents, end of the year	$-	$-

The accompanying notes are an integral part of the financial statements.

F-5

CNK Global Inc.

Notes to Financial Statements

December 31, 2013 & 2012

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

Income Per Share

Basic income per share is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the years ended December 31, 2013 and 2012, all securities convertible into common shares were anti-dilutive.

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

F-6

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet identified ongoing operations and is considered a “shell” company. The lack of cash, losses, negative working capital, and shareholders’ deficit raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 – CASH IN TRUST ACCOUNT

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

There was no interest or taxes paid during the years ended December 31, 2013 and 2012.

NOTE 6 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments for which it is practicable to estimate value. Cash in trust account is carried at cost, which is a reasonable estimate of fair value.

NOTE 7 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2013	2012
Computed expected income tax benefit	$9,795	$33,030
Valuation allowance	(9,795)	(33,030)
	$-	$-

F-7

Deferred taxes are determined between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

Management continuously estimates the realizability of its deferred tax assets based on its assessment of the sufficiency of future revenue streams. Due to the “shell” status of the Company, future revenue streams are uncertain. Additionally, the IRS imposes limitations on the use of loss carry-forwards if the Company incurs a change in control.

NOTE 8 – UNCERTAIN TAX POSITIONS

The Company has not complied with United States (U.S.) Federal and State tax compliance requirements as it relates to filing Federal and State tax returns, Federal Report of Foreign Bank and Financial Accounts and the Information Return of a 25% Foreign-Owned U.S. Corporation for the years ending December 31, 2013, 2012 and 2011. Penalties for non-compliance may be material.

There are no other known tax positions that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2013 and 2012, or during the prior three years applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

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

F-8

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants in 2013 or the 49,500 non-employee warrants in 2012, all of whose exercise price exceeded market value as of the date of the grant, have been exercised. Information regarding the warrants for the years ended December 31, 2013 and 2012 is as follows.

	2013		2012
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, December 31	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, December 31	49,500	$10.00	49,500	$10.00

	2013	2012
Option/warrant price range, December 31	$10.00	$10.00
Option/warrant price range, exercised shares	n/a	n/a
Options/warrants available for grant at end of year	-	-
Weighted average fair value of options /warrants granted during the year	n/a	n/a

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this filing for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure.

F-9

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We have no independent directors and no audit committee. We do not have a policy on fraud or a whistleblower policy.

2.	Management override of existing controls is possible given that our only directors are also our officers.

3.	We do not have a system in place to review and monitor internal control over financial reporting. We do not maintain a sufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

These control deficiencies resulted in a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis by our internal control. Our management is currently evaluating remediation plans for such control deficiencies and given our status as a “shell company”, will implement changes as time and financial resources allow.

Based on this assessment, our management concluded that as of December 31, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial statements.

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of April 2, 2014.

Name	Age	Position
Deukgyun Oh	47	President, Chief Executive Officer, Secretary, Treasurer, Director
Rakgu Kim	42	Chief Financial Officer, Director

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 2, 2014, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 2, 2014, there were 47,391,449 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	CNK Mining Corporation (1) 16 Okin Dong Cheongro Gu Seoul, South Korea	30,362,017	64.1

Common Stock	Rakgu Kim (2) 16 Okin Dong Cheongro Gu Seoul, South Korea	800,000	1.7

All Officers and Directors as a Group		31,162,017	65.8

(1)	CNK Mining Corporation is a company over which Deukgyun Oh, our President, Chief Executive Officer, Secretary, Treasurer and director, exercises voting and investment power.

(2)	Rakgu Kim is our Chief Financial Officer and director.

Changes in Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensations plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2013.

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

Item 14. Principal Accounting Fees and Services

Henderson Hutcherson & McCullough, PLLC served as our independent registered public accounting firm for our fiscal years ended December 31, 2013 and 2012. The following table shows the fees that were billed for our audit and other services provided by our auditors during those periods:

	Year Ended December 31, 2013 ($)	Year Ended December 31, 2012 ($)
Audit fees	8,550	8,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	440	345
Total	8,990	8,595

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to our auditors with respect to our fiscal years ended December 31, 2013 and 2012 were pre-approved by our Board of Directors.

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2014	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Deukgyun Oh	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director	April 2, 2014
Deukgyun Oh

/s/ Rakgu Kim	Chief Financial Officer, Director	April 2, 2014
Rakgu Kim

