Form 10-Q
period 2014-03-31
CNK Global Inc.
filed 2014-05-14
CIK 1187449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

_________________________________________________

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

As of May 14, 2014 the registrant’s outstanding common stock consisted of 47,391,449 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNK Global Inc.

Financial Statements as of March 31, 2014

Financial Statement Index

3

CNK Global Inc.

Balance Sheets

March 31, 2014 (unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash in Trust account	$11,749	$1,669
Total current assets	11,749	1,669

TOTAL ASSETS	$11,749	$1,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$24,246	$6,083
Due to stockholder	103,732	89,753
Total current liabilities	127,978	95,836

Stockholders’ deficit
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	47,392
Additional paid-in capital	3,284,909	3,284,909
Accumulated deficit	(3,448,530)	(3,426,468)
Total stockholders’ deficit	(116,229)	(94,167)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,749	$1,669

The accompanying notes are an integral part of the financial statements.

F-1

CNK Global Inc.

Statements of Operations

For the Three Months ended March 31, 2014 and 2013

(unaudited)

	March 31,
	2014	2013
Income	$-	$-

Expenses:
General & administrative expense	22,062	9,908

Total operating expenses	22,062	9,908

Net loss	$(22,062)	$(9,908)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	47,391,449	47,391,449

The accompanying notes are an integral part of the financial statements.

CNK Global Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(unaudited)

	March 31,
	2014	2013

Net loss	$(22,062)	$(9,908)

OPERATING ACTIVITIES
(Increase) decrease in trust account	(10,080)	158
Increase (decrease) in accounts payable	18,163	2,771

Net cash from operating activities	(13,979)	(6,979)

FINANCING ACTIVITIES
Due to stockholder	13,979	6,979

Net cash from financing activities	13,979	6,979

Change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of the year	-	-

Cash and cash equivalents, end of the year	$-	$-

The accompanying notes are an integral part of the financial statements.

CNK Global Inc.

Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2014

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	47,391,449	$47,392	$3,284,909	$(3,426,468)	$(94,167)

Net loss three months ending March 31, 2014	-	-	-	(22,062)	(22,062)

Balance March 31, 2014	47,391,449	$47,392	$3,284,909	$(3,448,530)	$(116,229)

The accompanying notes are an integral part of the financial statements.

CNK Global Inc.

Notes to Financial Statements

March 31, 2014 & 2013

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

Income Per Share

Basic income per share is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the three months ended March 31, 2014 and 2013 all securities convertible into common shares were anti-dilutive.

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

There was no interest or taxes paid during the three months ended March 31, 2014 and 2013.

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

NOTE 7 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2014	2013
Computed expected income tax benefit	$7,501	$3,369
Valuation allowance	(7,501)	(3,369)
	$-	$-

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

The Company has outstanding warrants to employees and non-employees allowing the purchase of stock at a price of $10.00 per share. None of the 49,500 non-employee warrants in 2014 or the 49,500 non-employee warrants in 2013, all of whose exercise price exceeded market value as of the date of the grant, have been exercised.

Information regarding the warrants for the three months ended March 31, 2014 and 2013 is as follows:

	2014		2013
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a

Options/warrants outstanding, March 31	49,500	$10.00	49,500	$10.00

Options/warrants exercisable, March 31	49,500	$10.00	49,500	$10.00

		2014	2013
Option/warrant price range, March 31		$10.00	$10.00
Option/warrant price range, exercised shares		n/a	n/a
Options/warrants available for grant at end of year		-	-
Weighted average fair value of options /warrants granted during the year		n/a	n/a

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

Forward Looking Statements

Certain statements in this quarterly report contain forward-looking statements. These statements, identified by words such as “could”, “may”, “will”, “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, and U.S. and global competition. Most of these factors are difficult to predict accurately and are generally beyond our control.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report, and should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto, and the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”). Except for our ongoing obligations to disclose material information under applicable securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We will not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature. However, our intention is to engage in the development of mineral resources in an undefined geographic area.

At the moment, we have nominal assets and limited financial resources and our management anticipates that we may only be able to participate in one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities that have only recently commenced operations, or that wish to use the public marketplace in order to raise additional capital to expand their business into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believes that there are numerous firms seeking the perceived benefits of a publicly registered company. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and the analysis of such business opportunities extremely difficult and complex.

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

We will not restrict our search to any specific kind of company, but may acquire a venture that is in its preliminary or development stage, that is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such a business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. Until such time as we have successfully consummated such an acquisition, we anticipate that we will incur nominal expenses in implementing our business plan which will be funded from our current working capital, to the extent available, or from borrowings from related parties or others.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is probable that our present management and shareholders will no longer control us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any terms of sale of the shares presently held by our officers and directors will be also afforded to all other shareholders on similar terms and conditions. Any and all such sales will only be made in compliance with applicable securities laws.

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

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three months ended March 31, 2014 or 2013. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended March 31, 2014 we incurred total expenses of $22,062, all of which were general and administrative expenses. During the same period in 2013 we incurred total expenses of $9,908, all of which were also general and administrative expenses. Our general and administrative expenses consist primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

Net Loss

During the three months ended March 31, 2014 we incurred a net loss of $22,062, whereas we incurred a net loss of $9,908 during the three months ended March 31, 2013. We did not experience any net loss per share during either of these periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of March 31, 2014 we had $11,749 in cash and total assets, $127,978 in total liabilities, a working capital deficit of $116,229 and an accumulated deficit of $3,448,530.

During the three months ended March 31, 2014 we spent $13,979 on operating activities, our trust account balance increased by $10,080 and our accounts payable increased by $18,163. During the three months ended March 31, 2013 we spent $6,979 on operating activities, our trust account balance decreased by $158 and our accounts payable increased by $2,771. The majority of our spending on operating activities during the three months ended March 31, 2014 was attributable to costs associated with our reporting obligations under applicable securities laws and our search for a suitable candidate for a business combination, as was the case for the same period in 2013.

We did not incur any expenditures on investing activities during the three months ended March 31, 2014 or 2013.

During the three months ended March 31, 2014 we received $13,979 from financing activities, all of which was in the form of shareholder loans. During the three months ended March 31, 2013, we received $6,979 from financing activities, all of which was also in the form of shareholder loans.

During the three months ended March 31, 2014 our cash position did not change. However, the amount held in trust on our behalf by our professional advisors increased by $10,080.

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

Going Concern

Our financial statements for the period ended March 31, 2014 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent on our ability to identify and complete a business combination with an operating entity. We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is beneficial to our shareholders. In addition, it is possible that if we enter into a business combination the structure of the transaction will not require the approval of our shareholders, and our shareholders may be forced to rely entirely upon the judgment of our management in structuring a transaction which provides some benefit to them.

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

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2014	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

