Form 10-Q
period 2014-06-30
CNK Global Inc.
filed 2014-08-14
CIK 1187449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of August 14, 2014 the registrant’s outstanding common stock consisted of 47,391,449 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CNK Global Inc.

Financial Statements as of June 30, 2014

Financial Statement Index

3

CNK Global Inc.

Balance Sheets

June 30, 2014 (unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash in Trust account	$2,155	$1,669
Total current assets	2,155	1,669

TOTAL ASSETS	$2,155	$1,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$24,112	$6,083
Due to stockholder	103,732	89,753
Total current liabilities	127,844	95,836

Stockholders’ deficit
Common stock, $.001 Par Value, 100,000,000 shares authorized, 47,391,449 shares outstanding	47,392	47,392
Additional paid-in capital	3,284,909	3,284,909
Accumulated deficit	(3,457,990)	(3,426,468)
Total stockholders’ deficit	(125,689)	(94,167)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,155	$1,669

The accompanying notes are an integral part of the financial statements.

CNK Global Inc.

Statements of Operations

For the Three and Six Months ended June 30, 2014 and 2013

(both unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Income	$-	$-	$-	$-

Expenses:
General & administrative expense	9,160	5,034	31,222	14,941
Interest	300	174	300	174
Consulting fees		-		-

Total operating expenses	9,460	5,208	31,522	15,115

Net loss	$(9,460)	$(5,208)	$(31,522)	$(15,115)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	47,391,449	47,391,449	47,391,449	47,391,449

The accompanying notes are an integral part of the financial statements.

F-2

CNK Global Inc.

Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2014

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	47,391,449	$47,392	$3,284,909	$(3,426,468)	$(94,167)

Net loss six months ending June 30, 2014	-	-	-	(31,522)	(31,522)

Balance June 30, 2014	47,391,449	$47,392	$3,284,909	$(3,457,990)	$(125,689)

The accompanying notes are an integral part of the financial statements.

CNK Global Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(unaudited)

	June 30,
	2014	2013

Net loss	$(31,522)	$(15,115)

OPERATING ACTIVITIES
(Increase) decrease in trust account	(486)	430
Increase (decrease) in accounts payable	18,029	7,707

Net cash from operating activities	(13,979)	(6,978)

FINANCING ACTIVITIES
Due to stockholder	13,979	6,978

Net cash from financing activities	13,979	6,978

Change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of the year	-	-

Cash and cash equivalents, end of the year	$-	$-

The accompanying notes are an integral part of the financial statements.

CNK Global Inc.

Notes to Financial Statements

June 30, 2014 & 2013

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

Income Per Share

Basic income per share is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the “if converted” method for convertible securities and the “treasury stock” method for options and warrants. For the six months ended June 30, 2014 and 2013 all securities convertible into common shares were anti-dilutive.

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

There was no interest or taxes paid during the six months ended June 30, 2014 and 2013.

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

NOTE 7 – INCOME TAXES

Income tax benefit (expense) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States of America federal tax rate of 34% to income (loss) before income taxes as a result of the following:

	2014	2013
Computed expected income tax benefit	$10,717	$5,139
Valuation allowance	(10,717)	(5,139)
	$-	$-

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

Information regarding the warrants for the three months ended June 30, 2014 and 2013 is as follows:

	2014		2013
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options/warrants outstanding, beginning of year	49,500	$10.00	49,500	$10.00
Options/warrants cancelled		n/a		n/a
Options/warrants exercised	-	n/a	-	n/a
Options/warrants granted	-	n/a	-	n/a
Options/warrants outstanding, June 30	49,500	$10.00	49,500	$10.00
Options/warrants exercisable, June 30	49,500	$10.00	49,500	$10.00

	2014	2013

Option/warrant price range, June 30	$10.00	$10.00
Option/warrant price range, exercised shares	n/a	n/a
Options/warrants available for grant at end of year	-	-
Weighted average fair value of options /warrants granted during the year	n/a	n/a

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

Revenues

Since we are considered a “shell company” under applicable securities laws, we did not generate any revenues during the three months ended June 30, 2014 or 2013. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues during the next 12 months is uncertain.

Expenses

During the three months ended June 30, 2014 we incurred total expenses of $9,460, including $9,160 in general and administrative expenses and $300 in interest expenses. During the same period in 2013 we incurred total expenses of $5,208, including $5,034 in general and administrative expenses and $174 in interest expenses. Our general and administrative expenses consist primarily of fees for audit, legal, transfer agent and edgarization services, all of which are associated with our reporting requirements under applicable securities laws, and fees associated with our search for a suitable candidate for a business combination.

During the six months ended June 30, 2014 we incurred total expenses of $31,522, including $31,222 in general and administrative expenses and $300 in interest expenses. During the same period in 2013 we incurred total expenses of $15,115, including $14,941 in general and administrative expenses and $174 in interest expenses. The $16,407 difference in our expenses between the two periods was primarily due to a significant increase in our audit fees for the most recent fiscal year.

Net Loss

During the three months ended June 30, 2014 we incurred a net loss of $9,460, whereas we incurred a net loss of $5,208 during the three months ended June 30, 2013. We did not experience any net loss per share during either of these periods.

During the six months ended June 30, 2014 we incurred a net loss of $31,522, whereas we incurred a net loss of $15,115 during the six months ended June 30, 2013. We also did not experience any net loss per share during either of those periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of June 30, 2014 we had $2,155 in cash and total assets, $127,844 in total liabilities, a working capital deficit of $125,689 and an accumulated deficit of $3,457,990.

During the six months ended June 30, 2014 we spent $13,979 on operating activities, our trust account balance increased by $486 and our accounts payable increased by $18,029. During the six months ended June 30, 2013 we spent $6,978 on operating activities, our trust account balance decreased by $430 and our accounts payable increased by $7,707. The majority of our spending on operating activities during the six months ended June 30, 2014 was attributable to costs associated with our reporting obligations under applicable securities laws and our search for a suitable candidate for a business combination, as was the case for the same period in 2013.

We did not incur any expenditures on investing activities during the six months ended June 30, 2014 or 2013.

During the six months ended June 30, 2014 we received $13,979 from financing activities, all of which was in the form of shareholder loans. During the six months ended June 30, 2013, we received $6,978 from financing activities, all of which was also in the form of shareholder loans.

During the six months ended June 30, 2014 our cash position did not change. However, the amount held in trust on our behalf by our professional advisors increased by $486.

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

Going Concern

Our financial statements for the period ended June 30, 2014 have been prepared on a going concern basis and contain an explanatory paragraph in Note 2 of the notes to our financial statements which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

There we no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2014	CNK Global Inc.

	By:	/s/ Rakgu Kim
Rakgu Kim
Chief Financial Officer, Director

